Form 10KSB
period 2000-12-31
APPLEWOODS RESTAURANTS INC
filed 2002-01-04
CIK 775926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended December 31, 2000 Commission file number: 33-14711-LA

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
     EXCHANGE ACT OF 1934

                          Applewood's Restaurants, Inc.
                     --------------------------------------
                 (Name of small business issuer in its charter)

                                     NEVADA
                                  ------------
         (State or Other Jurisdiction of Incorporation or Organization)

                                   88-0210214
                                   ----------
                      (I.R.S. Employer Identification No.)

             6455 Industrial Park Rd., Suite K, Las Vegas, NV 89118
              ----------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                     Issuer's telephone number: 702-896-0265
                                  ------------

Securities Registered Under Section 12(b) of the Act:  None

Securities Registered Under
      Section 12(g) of the Act:                              None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: None.

The aggregate market value of the voting stock held by non-affiliates shares 28,560,000 of $.01 par value Common Stock) was $0 as of November 30, 2001. The stock price for computation purposes was $-0-, based on the fact that there is presently no Market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

     The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, November 30, 2001 was 57,310,000 shares.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB


                                                                            Page
                                                                            ----

PART I ..................................................................    1
     Item 1.   DESCRIPTION OF BUSINESS ..................................    1
     Item 2.   DESCRIPTION OF PROPERTY ..................................    7
     Item 3.   LEGAL PROCEEDINGS ........................................    7
     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......    7

PART II .................................................................    7
     Item 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS ......................................    7
     Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
               OF OPERATION .............................................    8
     Item 7.   FINANCIAL STATEMENTS .....................................    8
     Item 8.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE .....................................    8

PART III ................................................................   11
     Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
               EXCHANGE ACT .............................................   11
     Item 10.  EXECUTIVE COMPENSATION ...................................   12
     Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT ...............................................   12
     Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........   12
     Item 13.  EXHIBITS AND REPORTS ON FORM 8-K .........................   12

PART I

     The matters addressed in this report on Form 10-KSB, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth in the Description of Business section (Item 1) and elsewhere in this report.

Item 1. DESCRIPTION OF BUSINESS

     (a) History of the Company

     Applewood's Restaurants, Inc. (the "Company" or the "Registrant"), is a Nevada corporation. Our principal business address is 6455 Industrial Park Rd., Suite K, Las Vegas, NV 89118. Our phone number is 702-896-0265.

     We were organized under the laws of the State of Nevada on June 7, 1985 to engage in any lawful corporate undertaking. During the late spring and early summer of 1987 the Company raised gross proceeds of $800,000 in a public offering of units of one share of common stock and two common stock purchase warrants at a purchase price per unit of $.05. Net proceeds to the company of approximately $628,000 were used to develop and open the Cotton Creek Restaurant and Saloon in Huntington Beach, CA which opened in June of 1988. As a result of several factors including the change in the minimum wage law for tipped employees the lack of liquidity and significant opening losses however, management was forced to close the restaurant on February 19, 1989. Subsequently the Company attempted to raise additional capital to reopen the restaurant but failed and finally during the fourth quarter of fiscal 1990 the Company was able to renegotiate and to pay off its remaining debts by way of selling the assets including its liquor license. Since approximately June 1, 1990 the Company has been dormant until recently when it adopted its current business plan as set forth below.

     (b) Current Operations

     Our current operations consist solely of seeking merger or acquisition candidates.

     We will attempt to locate and negotiate with a business entity for the merger of that target company into the Company or a wholly owned subsidiary of the Company formed for the purpose of such a merger. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating a transaction with any target company.

     We have attempted to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We believe there are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These benefits are commonly thought to include the following:

            * the ability to use securities to acquire assets or businesses;
            *         increased visibility in the marketplace;
            *         ease of borrowing from financial institutions;
            *         improved stock trading efficiency;
            *         shareholder liquidity;
            *         greater ease in subsequently raising capital;
            *         compensation of key employees through stock options;
            *         enhanced corporate image;
            *         a presence in the United States capital market.

     Target companies interested in a business combination with the Company may include the following:

            * a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;

            * a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

            * a company which desires to become public with less dilution of its common stock than would occur upon an underwriting;

            * a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

            * a foreign company which may wish an initial entry into the United States securities market;

            * a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

            * a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

     A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the election by the target business of its own management and board of directors.

     The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. At the present time, there is no market for the Company's securities.

     (c) Risks Related to the Plan of Operation

     The Company's business is subject to numerous risk factors, including the following:

     WE HAVE NO RECENT OPERATING HISTORY, NO OPERATING REVENUES, AND WE HAVE MINIMAL ASSETS. The Company has had no operations nor any revenues or earnings from operations. The Company has only limited assets and financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

     THE SPECULATIVE NATURE OF OUR PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination the success of the Company's operations may be dependent upon the management, operations, and financial condition of the target company, and numerous other factors beyond the Company's control.

     THERE IS A SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

     WE HAVE NO AGREEMENT FOR ANY BUSINESS COMBINATION OR OTHER TRANSACTION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a business entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved to consider a business combination with it. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

     OUR MANAGEMENT HAS ONLY A LIMITED TIME COMMITMENT TO THE COMPANY. Our president will devote a limited amount of his time to the Company's business. While seeking a business combination, our president anticipates devoting up to ten hours per month to the business of the Company. The Company's president has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our president. Notwithstanding the combined limited experience and time commitment of our president, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

     OUR SOLE OFFICER AND OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH THE BUSINESS OF OUR COMPANY. The Company's officer and directors participates in other business ventures which may result in conflicts of interest and non- arms length transactions arising in the future. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

     BEING A REPORTING COMPANY COMPLICATES AND COULD DELAY AN ACQUISITION.
Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires us to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     WE HAVE A LACK OF MARKET RESEARCH AND NO MARKETING ORGANIZATION. We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for the type of merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

     CERTAIN REGULATIONS MAY APPLY TO OUR OPERATIONS. Although the Company will become subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of

1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have not obtained a formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. If we inadvertently violate such Act, we could be subjected to material adverse consequences.

     THERE WILL BE A CHANGE IN MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our Management to sell or transfer all or a portion of the Company's common stock held by them, and to resign as directors and officers of the Company. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

     THE PLAN OF OPERATION PROVIDES FOR SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS AS A RESULT OF A MERGER. Our plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in a reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

     WE MAY NOT BE ABLE TO ENGAGE IN A TAX FREE ACQUISITION. We intend to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity. However, there can be no assurance that such a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non- qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on the parties to the transaction and therefore the transaction itself.

     THE REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management of the Company will require any potential business combination entity to provide audited financial statements. One or more attractive prospects may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements.

     Such audited financial statements may not be immediately available. In such case, the Company intends to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement will be provided after closing of such a transaction. Closing documents relative thereto will include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

     (d) Plan of Operation

     We intend to merge with or acquire a business entity in exchange for our securities. We have no particular acquisition in mind and have not entered into any negotiations regarding such an acquisition.

     We anticipate seeking out a target business through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Such persons will have no relationship to management.

     We have no full time employees. The Company's president has agreed to allocate a portion of his time to the activities of the Company as a consultant. The president anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

     The Articles of Incorporation of the Company provide that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

     Our plan is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     The Company has, and will continue to have, only limited capital with which to provide the owners of business opportunities with any cash or other assets. However, we believe the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of the Company's president who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management will meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Exchange Act requires that any merger or acquisition candidate comply with all certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

     We will in all likelihood not be experienced in matters relating to the business of a target company, and management will rely upon its own experience in accomplishing the business purposes of the Company. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

     The Company will not restrict its search to any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain additional funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction.

MANNER OF ACQUISITION

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present Management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's president and director, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on that market.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

     With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the

Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.

     We are not presently subject to all of the reporting requirements included in the Exchange Act but are subject to the periodic filing requirements of the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

     The Company has adopted a policy that it will not seek an acquisition or merger with any entity in which the Company's officer, director, and controlling shareholder or any affiliate or associate serves as an officer or director or holds any ownership interest.

COMPETITION

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company may be at a competitive disadvantage compared to the Company's competitors.

Item 2. DESCRIPTION OF PROPERTY

     The Company currently shares offices at 6455 Industrial Park Rd., Suite K, Las Vegas, NV 89118 at no charge at the offices of one of its directors, John Reich.

Item 3. LEGAL PROCEEDINGS

     No legal proceedings to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature, pending or threatened, or judgments entered against the sole director and officer of the Company in his capacity as such.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the reporting period.

PART II

Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Principal Market or Markets. The Company's stock has not traded in any market since approximately 1990 and, at the present time, it has no trading symbol.

     (b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock as of November 30, 2001 was approximately 362.

     (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

      (d) Recent Sales of Unregistered Securities. On August 24, 2001 the Board of Directors authorized the issuance of ten million (10,000,000) shares of restricted common stock to each of Eugene Geller and Frank Reich in exchange for four thousand dollars ($4,000) in cash received from each and a commitment to loan the company additional funds as necessary over time until such time as a merger or acquisition with an operating company has been completed. Additionally, Mr. Geller and Mr. Reich agreed to assist the company without the receipt of payment to complete the companies current reports and assist in the location of an appropriate candidate. The company relied on Sec. 4(2) of the Securities Act of 1933 as amended for the exemption from registration as there was no public offering involved.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Forward-Looking Statements

     Certain statements contained in this annual report on Form 10-KSB including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results and the structure of transactions which may occur in the future could differ materially from those described in these forward-looking statements for many reasons, including those set forth in the risk factors included herein and for other reasons including the demands of the specific business entity with which the company may elect to engage in a transaction.

     Plan of Operation

     See Part I, Item 1., "Description of Business-Plan of Operation." Liquidity and Capital Resources

     At December 31, 2000, the Company's fiscal year end, the Company had cash and cash equivalents of $-0- a decrease of $-0- from December 31, 1999. As of September 30, 2001 the Company had $5,460 in cash available to it. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of the business, operations, or assets of an operating entity. At present time, Management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

     We believe that our current cash and equivalents will satisfy our expected working capital requirements through fiscal 2001.

Item 7. FINANCIAL STATEMENTS

     The report of the independent auditors on the financial statements appears at Page F-2 and the financial statements and their accompanying footnotes appear at Pages F-3 through F-11 hereof. These financial statements and related financial information required to be filed hereunder are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period. On August 3, 2001 the Company appointed Bierwolf, Nilson & Associates Certified Public Accountants to replace our former accountants Schvoneveldt & Company due to the death of its principal in 2001. Schvoneveldt & Company replaced Andreas, Murphy in 1991 when that firm ceased doing business. The change in accountants did not involve a dismissal or resignation of the prior accountants.

                          Applewood's Restaurants, Inc.

                              Financial Statements

                                December 31, 2000
                                        &
                                December 31, 1999

                           Independent Auditors Report
                           ---------------------------


Board of Directors
Applewood's Restaurants, Inc.

We have audited the accompanying balance sheets of Applewood's Restaurant, Inc., as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Applewood's Restaurant, Inc., as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Bierwolf, Nilson & Associates
Certified Public Accountants


Salt Lake City, Utah
October 4, 2001

                          Applewood's Restaurants, Inc.
                                  Balance Sheet
                                   December 31

                                                           2000          1999
                                                        ---------     ---------

                                     Assets

Current Assets
--------------
       Total Assets                                     $    --       $    --
                                                        =========     =========

                       Liabilities & Stockholders' Equity

Current Liabilities
-------------------
   Accounts Payable                                     $     550     $     450

Stockholders' Equity
--------------------
   Common Stock 200,000,000 Shares
     Authorized at Par Value of $0.01;
     37,310,000 Shares Issued and
     Outstanding                                          373,100       373,100
   Paid In Capital                                        554,138       546,203
   Retained (Deficit)                                    (927,906)     (927,806)
                                                        ---------     ---------

       Total Stockholders' Equity                            (550)         (450)
                                                        ---------     ---------

       Total Liabilities & Stockholders' Equity         $    --       $    --
                                                        =========     =========


                   The accompanying notes are an integral part
                         of these financial statements.

                          Applewood's Restaurants, Inc.
                            Statements of Operations
                         For the Year Ended December 31


                                                      2000             1999
                                                  ------------     ------------

Revenue                                           $       --       $       --
-------                                           ------------     ------------

Expenses
--------
   Filing Fees                                             100              100
                                                  ------------     ------------

       Total Expenses                                      100              100
                                                  ------------     ------------

       Net Loss                                   $       (100)    $       (100)
                                                  ============     ============

       Net Loss Per Share                         $      (0.00)    $      (0.00)

       Weighted Average Shares Outstanding          37,310,000       37,310,000


                   The accompanying notes are an integral part
                         of these financial statements.

                          Applewood's Restaurants, Inc.
                       Statements of Stockholders' Equity
                    From January 1, 1998 to December 31, 2000


                                        Common Stock    Paid In      Retained
                            Shares         Amount       Capital      (Deficit)
                         -----------    -----------   -----------   -----------

Balance,
January 1, 1998           37,310,000    $    37,310   $   554,256   $  (927,606)

Net Loss for Year Ended
December 31, 1998               (100)          --            --            --
                         -----------    -----------   -----------   -----------

Balance,
December 31, 1998         37,310,000         37,310       554,256      (927,706)

Net Loss for Year Ended
December 31, 1999               (100)          --            --            --
                         -----------    -----------   -----------   -----------

Balance,
December 31, 1999         37,310,000         37,310       554,256      (927,806)

Net Loss for Year Ended
December 31, 2000               (100)          --            --            --
                         -----------    -----------   -----------    -----------

Balance,
December 31, 2000        37,310,000     $    37,310   $   554,256   $  (927,906)
                        ===========     ===========   ===========   ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                          Applewood's Restaurants, Inc.
                            Statements of Cash Flows
                         For the Years Ended December 31


                                                                2000       1999
                                                                ----       ----

Cash Flows from Operating Activities
------------------------------------
   Net Loss                                                    $(100)     $(100)
   Adjustments to Reconcile Net Loss to Net Cash;
     Increase (Decrease) in Accounts Payable                     100        100
                                                               -----      -----

Cash Flows from Investing Activities                            --         --
------------------------------------                           -----      -----

Cash Flows from Financing Activities                            --         --
------------------------------------                           -----      -----

       Increase (Decrease) in Cash                              --         --

       Cash at Beginning of Period                              --         --
                                                               -----      -----

       Cash at End of Period                                   $--        $--
                                                               =====      =====


                   The accompanying notes are an integral part
                         of these financial statements.

                          Applewood's Restaurant, Inc.
                          Notes to Financial Statements
                                December 31, 2000

NOTE #1 - Corporate History and Purpose
---------------------------------------

The Company was incorporated on June 7, 1985 in the state of Nevada. The Company's Articles of Incorporation granted power to engage in any lawful activity in any of the several states, territories, possessions and dependencies of the United States and in any foreign countries.

The Company's Articles have been amended to authorize 200,000 shares of common stock at a par value of $0.01 per share.

NOTE #2 - Significant Accounting Policies
-----------------------------------------

A.   The Company uses the accrual method of accounting.

B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.

C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.

E. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets for the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.

F. Issuance of Subsidiary's Stock: The Company has elected to accounts for shares issued by its subsidiary as an equity transactions.

G. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE #3 - Going Concern
-----------------------

The Company has no assets and no operations from which it can obtain working capital. The Company recognizes that it must find a source of working capital or the Company may not be able to continue its existence.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; OMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (a) Directors and Executive Officers. The Company has three directors as follows:

Name                          Age          Position                  Since
----                          ---          --------                  -----

Frank Reich                   65           Director                 June 1985

     Frank Reich has been Chairman of the Board and President of the Company since its incorporation in June, 1985. From 1976 through 1983, Mr. Reich was one of the owners of Bal Harbor Manufacturing, a furniture manufacturing company located in California. From 1983 pto 1991 when he retired, Mr. Reich devoted his time to the development of the Company's restaurant concept. Mr. Reich has over 12 years experience in the restaurant business, and during the years 1964 through 1973 he was the owner and manager of Johnny Reb's restaurant in Las Vegas, Nevada. Prior to 1964, while living in Winston-Salem, North Carolina, Mr. Reich worked in various restaurants for approximately five years. During this time he worked as the assistant manager, a purchasing agent and a cook.

John Reich                    62           Director                 June, 1985

     John R. Reich, Frank Reich's brother, has been a director of the Company since its incorporation. From September of 1977 through April of 1983, Mr. Reich was the manager of Kitchen Land Inc., a Nevada corporation which specializes in the sale of cabinets, counter tops and appliances to the home building industry. In April of 1983, Mr. Reich purchased the business and became President of Kitchen Land Inc. and serves in that capacity at the present time. He obtained his bachelor's degree in economics from Gilford College in 1968.

Marie A. Reich                51           Director                 June, 1985

     Marie A. Reich has been the Vice President and a director of the Company since its organization. Ms. Reich obtained a degree in accounting from the University of Nevada-Las Vegas in 1981 and is a licensed CPA in the State of California. Upon graduation form college, Ms. Reich served as a staff accountant for the firm of McGladrey, Hendrickson & Pullen in Anaheim, California until July of 1985. From July, 1985 to 1998, she was the Chief Financial Officer and Executive Vice-President for Citizens Thrift and Loan (later named First Plus
Bank) in Irvine, California. From 1998 to 2000 Ms. Reich was Controller for Ditech.com and thereafter until May 2001 Ms. Reich acted as VIP of Insurance and Controller for Hughes Aircraft Employees Federal Credit Union. Ms. Reich is presently self employed as a consultant

Eugene Geller                 50           Promoter                August, 2001

     Mr. Geller earned a B.A. Degree from the University of Nevada in 1974. Upon graduation from college, Mr. Geller worked for the 3M Company until 1978 after which he worked as a registered representative for approximately five different stock brokerage firms utilizing an NASD Series 7 License until approximately 1986. From 1986 through 1989, Mr. Geller was an account representative for Wier-McElmurry, an advertising agency dealing in investor relations for publicly traded companies. Since 1990, Mr. Geller has been president of Geller International Associates, a wholly-owned public relations and consulting firm to publicly listed companies. Geller International has been retained by the company to act as a consultant with respect to the consummation of its business plan

     John Reich and Frank Reich are brothers and Marie A. Reich is Frank Reich's wife.

Item 10. EXECUTIVE COMPENSATION

     No officer has received any form of compensation from the Company for services since 1988.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 31, 2001, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. As of October 31, 2001 there were 57,310,000 shares issued and outstanding.


                                        Amount and Nature
Name and Address                        of Beneficial                Percentage
Beneficial Ownership                      Ownership                   of Class
--------------------                      ----------                 ----------
Frank Reich                                25,500,000                  44.5%
460 South Paseo Bandera
Anaheim, CA 92807

John Reich                                 250,000                     .4%
6455 Industrial Park Rd.
Suite K
Las Vegas, NV 89118

Marie A. Reich                             1,750,000                   3.1%
460 South Paseo Bandera
Anaheim, CA 92807

Eugene Geller                              10,000,000                  17.4%
2037 Troon Dr.
Henderson, NV.

All Executive Officers
and Directors as a
Group (3 Person)                           28,750,000                  50.2%


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During August, 2001, the Company issued a total of 20,000,000 shares of Common Stock to the following persons:

NAME                      NUMBER OF TOTAL SHARES           CONSIDERATION
----                      ----------------------           -------------
Frank Reich                      10,000,000             $4,000 from each
                                                        individual and agreement
                                                        to advance by loan
                                                        additional funds if
                                                        necessary

Eugene Geller                    10,000,000


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

     The following exhibits are furnished as part of this report:

         Item 601
         Exhibit No.            Description
         -----------            -----------

         3.1                  Articles of Incorporation

         3.2                  Bylaws


         Reports on Form 8-K

  (b)  Reports on Form 8-K filed during the fourth quarter of 2000 - None.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):                                 Applewood's Restaurants, Inc.


/s/  Frank Reich                           Date:  December 10, 2001
-----------------------
Frank Reich, President

/s/  Marie Reich                           Date:  December 10, 2001
-----------------------
Chief Financial and
 Accounting Officer



                                    Directors

/s/  Frank Reich                           Date:  December 10, 2001
-----------------------
Frank Reich

/s/  John Reich                            Date:  December 10, 2001
-----------------------
John Reich

/s/  Marie A. Reich                        Date:  December 10, 2001
-----------------------
Marie A. Reich