Form 10QSB
period 2001-03-31
APPLEWOODS RESTAURANTS INC
filed 2002-01-17
CIK 775926

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2001

                       Commission file number 33-14711-LA
                                             ------------

                         Applewood's Restaurants, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                             88-0210214
 ------------------------------                             -----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

             6455 Industrial Park Rd., Las Vegas, Nevada         89118
                --------------------------------------         --------
               (Address of principal executive offices)       (Zip Code)

                                  702-896-0265
                            -------------------------
                           (Issuer's telephone number)

                                 Not applicable
                -------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X  No
                                 -----  -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of December 31, 2001, 57,310,000 shares of common stock, no par value, were outstanding.

                                      INDEX

                                                                          Page
                                                                          ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Balance sheet - March 31, 2001 (Unaudited)                             3

     Statements of operations (Unaudited) - Three months ended
       March 31, 2001 and 2000                                              4

     Statements of cash flows (Unaudited) - Three months ended
       March 31, 2001 and                                                   5

     Notes to financial statements                                          6

     Item 2.  Plan of operation                                             7

PART II--OTHER INFORMATION                                                  7

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures                                                             8

                          Applewood's Restaurants, Inc.
                                  Balance Sheet
                            March 31 and December 31

                                                           2001          2000
                                                        ---------     ---------
                                                        Unaudited
                                     Assets

Current Assets
--------------
       Total Assets                                     $    --       $    --
                                                        =========     =========

                       Liabilities & Stockholders' Equity

Current Liabilities
-------------------
   Accounts Payable                                     $     550     $     550

Stockholders' Equity
--------------------
   Common Stock 200,000,000 Shares
     Authorized at Par Value of $0.01;
     37,310,000 Shares Issued and
     Outstanding                                          373,100       373,100
   Paid In Capital                                        554,256       554,256
   Accumulated (Deficit)                                 (927,906)     (927,906)
                                                        ---------     ---------

       Total Stockholders' Equity                            (550)         (550)
                                                        ---------     ---------

       Total Liabilities & Stockholders' Equity         $    --       $    --
                                                        =========     =========


                 See accompanying notes to financial statements.

                          Applewood's Restaurants, Inc.
                            Statements of Operations

                                                       For the Three Months
                                                              Ended
                                                             March 31
                                                    2001                2000
                                                 -----------         -----------
                                                  Unaudited           Unaudited

Revenue                                          $      --           $      --
-------                                          -----------         -----------

Expenses                                                --                  --
--------                                         -----------         -----------

       Net Loss                                  $      --           $      --
                                                 ===========         ===========

       Net Loss Per Share                        $      --           $      --

       Weighted Average
       Shares Outstanding                         37,310,000          37,310,000
                                                 ===========         ===========


                 See accompanying notes to financial statements.

                          Applewood's Restaurants, Inc.
                            Statements of Cash Flows
                       For the Three Months Ended March 31

                                                        2001             2000
                                                     ----------       ----------
                                                      Unaudited        Unaudited

Cash Flows from Operating Activities                 $     --         $     --
------------------------------------                 ----------       ----------

Cash Flows from Investing Activities                       --               --
------------------------------------                 ----------       ----------

Cash Flows from Financing Activities                       --               --
------------------------------------                 ----------       ----------

       Increase (Decrease) in Cash                         --               --

       Cash at Beginning of Period                         --               --
                                                     ----------       ----------

       Cash at End of Period                         $     --         $     --
                                                     ==========       ==========

Non Cash Disclosure

   Interest                                          $     --         $     --
   Taxes                                                   --               --


                 See accompanying notes to financial statements.

                          Applewood's Restaurant, Inc.
                          Notes to Financial Statements
                                 March 31, 2001

NOTE #1 - Corporate History and Purpose
---------------------------------------

The Company was incorporated on June 7, 1985 in the state of Nevada. The Company's Articles of Incorporation granted power to engage in any lawful activity in any of the several states, territories, possessions and dependencies of the United States and in any foreign countries.

The Company's Articles have been amended to authorize 200,000,000 shares of common stock at a par value of $0.01 per share.

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

Part I--Item 2.  Plan of Operation

The Company's plan of operation is to seek out, investigate, and pursue a merger, acquisition, or other business combination with an entity desiring the perceived benefits offered by the Company as a result of its having a class of securities registered under the Exchange Act. There have been no revenues from operations since the Company closed its restaurants in 1989, and none are anticipated prior to completing a business combination. The Company has no full time employees, incurs nominal administrative expenses and has no other recurring operational expenses except professional fees incurred as necessary. The Company's president continues to devote approximately ten (10) hours per month, without compensation, to the affairs of the Company. The Company does not anticipate raising any additional funds in the next twelve (12) months, and has no present plans to acquire any assets or make any investments prior to completing a business combination.

Part II--Other Information

Items 1 through 5

No response required.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       None

(b)  Reports on Form 8-K

       None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Applewood's Restaurants, Inc.



Date:  January 16, 2002                     By:  /s/  Frank Reich
                                               -------------------------------
                                                      Frank Reich, President