Form 10QSB
period 2001-06-30
APPLEWOODS RESTAURANTS INC
filed 2002-01-17
CIK 775926

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2001

                       Commission file number 33-14711-LA
                                             ------------

                         Applewood's Restaurants, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                            88-0210214
 ------------------------------                            ------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                6455 Industrial Park Rd., Las Vegas, Nevada        89118
                   --------------------------------------         --------
                  (Address of principal executive offices)       (Zip Code)

                                  702-896-0265
                            -------------------------
                           (Issuer's telephone number)

                                 Not applicable
                ------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                      INDEX

                                                                          Page
                                                                          ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Balance sheet - June 30, 2001 (Unaudited)                             3

     Statements of operations (Unaudited) - Six months ended
       June 30, 2001 and 2000                                              4

     Statements of cash flows (Unaudited) - Six months ended
       June 30, 2001 and                                                   5

     Notes to financial statements                                         6

     Item 2.  Plan of operation                                            7

PART II--OTHER INFORMATION                                                 7

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures                                                            8

                          Applewood's Restaurants, Inc.
                                  Balance Sheet
                             June 30 and December 31


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



                            Applewood's Restaurants, Inc.
                            Statements of Operations



                                      For the                     For the
                                 Three Months Ended           Six Months Ended
                                 June          June          June          June
                               30, 2001      30, 2000      30, 2001      30, 2000
                              -----------   -----------   -----------   -----------
                              Unaudited      Unaudited     Unaudited     Unaudited

Revenue                       $      --     $      --     $      --     $      --
-------                       -----------   -----------   -----------   -----------

Expenses
--------
   Filing Fees                       --            --            --            --
                              -----------   -----------   -----------   -----------

       Total Expenses                --            --            --            --

       Net Loss               $      --     $      --     $      --     $      --
                              ===========   ===========   ===========   ===========

       Net Loss Per Share     $      --     $      --     $      --     $      --

       Weighted Average
       Shares Outstanding      37,310,000    37,310,000    37,310,000    37,310,000
                              ===========   ===========   ===========   ===========


                     The accompanying notes are an integral part
                           of these financial statements.

                                          4

                          Applewood's Restaurants, Inc.
                            Statements of Cash Flows




                                                                  For the
                                                             Six Months Ended
                                                             June         June
                                                           30, 2001     30, 2000
                                                           --------     --------
                                                           Unaudited   Unaudited

Cash Flows from Operating Activities

   Net Loss                                                $   --       $   --
   Adjustments to Reconcile Net Loss to Net Cash;
     Increase (Decrease) in Accounts Payable                   --           --
                                                           --------     --------

       Net Cash Used by Operating Activities                   --           --

Cash Flows from Investing Activities                           --           --
------------------------------------                       --------     --------

Cash Flows from Financing Activities                           --           --
------------------------------------                       --------     --------

       Increase (Decrease) in Cash                             --           --

       Cash at Beginning of Period                             --           --
                                                           --------     --------

       Cash at End of Period                               $   --       $   --
                                                           ========     ========

Non Cash Disclosure

   Interest                                                $   --       $   --
   Taxes                                                       --           --


                   The accompanying notes are an integral part
                         of these financial statements.

                          Applewood's Restaurant, Inc.
                          Notes to Financial Statements
                                  June 30, 2001


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

Part I--Item 2.  Plan of Operation

The Company's plan of operation is to seek out, investigate, and pursue a merger, acquisition, or other business combination with an entity desiring the perceived benefits offered by the Company as a result of its having a class of securities registered under the Exchange Act. There have been no revenues from operations since the Company closed its restaurants in 1989, and none are anticipated prior to completing a business combination. The Company has no full time employees, incurs nominal administrative expenses and has no other recurring operational expenses except professional fees incurred as necessary. The Company's president continues to devote approximately ten (10) hours per month, without compensation, to the affairs of the Company. The Company does not anticipate raising any additional funds in the next twelve (12) months, and has no present plans to acquire any assets or make any investments prior to completing a business combination. On going operations and expenses of the merger/acquisition if any will likely be financed by loans from directors.

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