Form 10QSB
period 2001-09-30
APPLEWOODS RESTAURANTS INC
filed 2002-01-17
CIK 775926

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2001

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

                                      INDEX

                                                                           Page
                                                                           ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Balance sheet - September 30, 2001 (Unaudited)                          3

     Statements of operations (Unaudited) - Nine months ended
       September 30, 2001 and 2000                                           4

     Statements of cash flows (Unaudited) - Nine months ended
       September 30, 2001 and                                                5

     Notes to financial statements                                           6

     Item 2.  Plan of operation                                              8

PART II--OTHER INFORMATION                                                   8

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures                                                              9

                          Applewood's Restaurants, Inc.
                                  Balance Sheet


                                                         September    December
                                                          30, 2001    31, 2000
                                                         ---------    ---------
                                                        (Unaudited)

                                     Assets

Current Assets
--------------
   Cash                                                 $   5,460     $    --
                                                        ---------     ---------

       Total Assets                                     $   5,460     $    --
                                                        =========     =========

                       Liabilities & Stockholders' Equity

Current Liabilities
-------------------
   Accounts Payable                                     $     748     $     550

Stockholders' Equity
--------------------
   Common Stock 200,000,000 Shares
     Authorized at Par Value of $0.01;
     57,310,000 and 37,310,000 Shares
     Issued and Outstanding                               573,100       373,100
   Paid In Capital                                        362,256       554,256
   Accumulated (Deficit)                                 (930,644)     (927,906)
                                                        ---------     ---------

       Total Stockholders' Equity                           4,712          (550)
                                                        ---------     ---------

       Total Liabilities & Stockholders' Equity         $   5,460     $    --
                                                        =========     =========


                   The accompanying notes are an integral part
                         of these financial statements.




                               Applewood's Restaurants, Inc.
                                  Statements of Operations



                                           For the                      For the
                                     Three Months Ended            Nine Months Ended
                                 September      September      September       September
                                  30, 2001       30, 2000       30, 2001        30, 2000
                                ------------   ------------   ------------    ------------
                                 Unaudited      Unaudited       Unaudited      Unaudited

Revenue                         $       --     $       --     $       --      $       --
-------                         ------------   ------------   ------------    ------------

Expenses
--------
   General and Administrative          2,738           --            2,738            --
                                ------------   ------------   ------------    ------------

       Total Expenses                  2,738           --            2,738            --
                                ------------   ------------   ------------    ------------

       Net Loss                 $      2,738   $       --     $     (2,738)   $       --
                                ============   ============   ============    ============

       Net Loss Per Share       $       --     $       --     $       --      $       --

       Weighted Average
       Shares Outstanding         42,962,174     37,310,000     39,288,022      37,310,000


                        The accompanying notes are an integral part
                              of these financial statements.

                                             4

                          Applewood's Restaurants, Inc.
                           Statements of Cash Flows



                                                                 For the
                                                             Nine Months Ended
                                                         September     September
                                                          30, 2001      30, 2000
                                                          --------      --------
                                                         Unaudited     Unaudited

Cash Flows from Operating Activities

   Net Loss                                               $ (2,738)     $   --
   Adjustments to Reconcile Net Loss to Net Cash;
     Increase (Decrease) in Accounts Payable                   198          --
                                                          --------      --------

       Net Cash Used by Operating Activities                (2,540)         --

Cash Flows from Investing Activities                          --            --
------------------------------------                      --------      --------

Cash Flows from Financing Activities
------------------------------------

   Issuance of Common Stock for Cash                         8,000          --
                                                          --------      --------

       Net Cash Used by Financing Activities                 8,000          --

       Increase (Decrease) in Cash                           5,460          --

       Cash at Beginning of Period                            --            --
                                                          --------      --------

       Cash at End of Period                              $  5,460      $   --
                                                          ========      ========

Non Cash Disclosure

   Interest                                               $   --        $   --
   Taxes                                                      --            --


                   The accompanying notes are an integral part
                         of these financial statements.

                          Applewood's Restaurant, Inc.
                          Notes to Financial Statements
                               September 30, 2001


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

                          Applewood's Restaurant, Inc.
                          Notes to Financial Statements
                               September 30, 2001

NOTE #4 - Common Stock
----------------------

During the quarter, the Company issued 20,000,000 shares of common stock for cash. The shares were issued at the stated par value, of which 10,000,000 shares were issued to an officer and director of the Company.

NOTE #5 - Related Party Transactions
------------------------------------

The Company issued 10,000,000 shares of its common stock to Frank Reich, the current president of the Company for cash. The shares were issued at $.001 per share.

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