Form 10KSB
period 2001-12-31
APPLEWOODS RESTAURANTS INC
filed 2002-03-08
CIK 775926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended December 31, 2001 Commission file number: 33-14711-LA

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

The aggregate market value of the voting stock held by non-affiliates shares 28,560,000 of $.01 par value Common Stock) was $0 as of February 28 2002. The stock price for computation purposes was $-0-, based on the fact that there is presently no Market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

     The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, February 28, 2002 was 57,310,000 shares.

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

     OUR SOLE OFFICER AND OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH THE BUSINESS OF OUR COMPANY. The Company's officer and directors participate in other business ventures which may result in conflicts of interest and non- arms length transactions arising in the future. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

     BEING A REPORTING COMPANY COMPLICATES AND COULD DELAY AN ACQUISITION. Sections 15 and 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires us to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

     (d) Recent Sales of Unregistered Securities. On August 24, 2001 the Board of Directors authorized the issuance of ten million (10,000,000) shares of restricted common stock to each of Eugene Geller and Frank Reich in exchange for four thousand dollars ($4,000) in cash received from each and a commitment to loan the company additional funds as necessary over time until such time as a merger or acquisition with an operating company has been completed. Additionally, Mr. Geller and Mr. Reich agreed to assist the company without the receipt of payment to complete the companies current reports and assist in the location of an appropriate merger or acquisition candidate. The company relied on Sec. 4(2) of the Securities Act of 1933 as amended for the exemption from registration as there was no public offering involved.

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

     Plan of Operation

     See Part I, Item 1., "Description of Business-Plan of Operation." Liquidity and Capital Resources

     At December 31, 2001, the Company's fiscal year end, the Company had cash and cash equivalents of $830 an increase of $830 from December 31, 2000. While the Company has no foreseeable capital commitments other than legal and accounting expenses, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of the business, operations, or assets of an operating entity. At present time, Management has no plans to raise additional funds through borrowings or the issuance of debt or equity other than as necessary from loans from directors.

     We believe that our current cash and equivalents as may be supplemented with loans from directors will satisfy our expected working capital requirements through fiscal 2001.

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

                          Applewood's Restaurants, Inc.

                              Financial Statements

                                December 31, 2001
                                        &
                                December 31, 2000

                         Bierwolf, Nilson & Associates


                           Independent Auditors Report
                           ---------------------------


Board of Directors
Applewood's Restaurants, Inc.

We have audited the accompanying balance sheets of Applewood's Restaurant, Inc., as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Applewood's Restaurant, Inc., as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/  Bierwolf, Nilson & Associates
----------------------------------

Bierwolf, Nilson & Associates
Salt Lake City, Utah
February 22, 2002

                          Applewood's Restaurants, Inc.
                                 Balance Sheets
                                   December 31

                                                           2001          2000
                                                        ---------     ---------

                                     Assets

Current Assets
--------------

   Cash (note 2)                                        $     830     $    --
                                                        ---------     ---------

       Total Assets                                     $     830     $    --
                                                        =========     =========

                       Liabilities & Stockholders' Equity

Current Liabilities
-------------------

   Accounts payable                                     $   4,789     $     550

Stockholders' Equity
--------------------

   Common stock 200,000,000 shares
     authorized at par value of $0.01;
     57,310,000 and 37,310,000 shares
     issued and outstanding, respectively                 573,100       373,100
   Paid in capital                                        362,256       554,138
   Retained (deficit)                                    (939,315)     (927,906)
                                                        ---------     ---------

       Total stockholders' equity                          (3,959)         (550)
                                                        ---------     ---------

       Total liabilities & stockholders' equity         $     830     $    --
                                                        =========     =========


                   The accompanying notes are an integral part
                         of these financial statements.

                          Applewood's Restaurants, Inc.
                            Statements of Operations
                         For the Year Ended December 31


                                                      2001             2000
                                                  ------------     ------------

Revenue                                           $       --       $       --
-------                                           ------------     ------------

Expenses
--------

   General & administrative                             11,409              100
                                                  ------------     ------------

       Total expenses                                   11,409              100
                                                  ------------     ------------

       Net loss                                   $    (11,409)    $       (100)
                                                  ============     ============

       Net loss per share (note 2)                $      (0.00)    $      (0.00)
                                                  ============     ============

       Weighted average shares
       outstanding (note 2)                         44,378,493       37,310,000
                                                  ============     ============


                   The accompanying notes are an integral part
                         of these financial statements.

                          Applewood's Restaurants, Inc.
                       Statements of Stockholders' Equity
                    From January 1, 1998 to December 31, 2001


                                 Common Stock           Paid In      Retained
                            Shares         Amount       Capital      (Deficit)
                         -----------    -----------   -----------   -----------

Balance,
January 1, 1998           37,310,000    $    37,310   $   554,256   $  (927,606)

Net loss for year ended
December 31, 1998               --            --            --             (100)
                         -----------    -----------   -----------   -----------

Balance,
December 31, 1998         37,310,000         37,310       554,256      (927,706)

Net loss for year ended
December 31, 1999               --            --            --             (100)
                         -----------    -----------   -----------   -----------

Balance,
December 31, 1999         37,310,000         37,310       554,256      (927,806)

Net loss for year ended
December 31, 2000               --            --            --             (100)
                         -----------    -----------   -----------    ----------

Balance,
December 31, 2000        37,310,000         373,100       554,256      (927,906)

Shares issued for
cash valued at
$.0004 per share         20,000,000         200,000      (192,000)         --

Net loss for year ended
December 31, 2001               --            --            --          (11,409)
                        -----------     -----------   -----------    ----------
Balance,
December 31, 2001        57,310,000     $   573,100   $   362,256    $ (939,315)
                        ===========     ===========   ===========    ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                          Applewood's Restaurants, Inc.
                            Statements of Cash Flows
                         For the Years Ended December 31


                                                            2001         2000
                                                          --------     --------

Cash Flows from Operating Activities
------------------------------------

   Net loss                                               $(11,409)    $   (100)
   Adjustments to reconcile net loss to net cash;
     Increase (Decrease) in accounts payable                 4,239          100
                                                          --------     --------

       Net Cash Used in Operating Activities                (7,170)        --

Cash Flows from Investing Activities                          --           --
------------------------------------                      --------     --------

Cash Flows from Financing Activities
------------------------------------

   Issuance of stock for cash                                8,000         --
                                                          --------     --------

       Net Proceeds from Financint Activities                8,000         --

       Increase (Decrease) in cash                             830         --

       Cash at beginning of period                            --           --
                                                          --------     --------

       Cash at end of period                              $    830     $   --
                                                          ========     ========


                   The accompanying notes are an integral part
                         of these financial statements.

                          Applewood's Restaurant, Inc.
                          Notes to Financial Statements
                                December 31, 2001


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

The board of directors feel that the Company does not meet the criteria of a development stage company (as defined in SFAS 7 "Accounting and Reporting by Development Stage Enterprises") primarily because it is not currently producing or marketing a product or service. However, the Company is currently seeking a business opportunity to merge with or acquire, but to date has not located any such business opportunities. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

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

F. Issuance of Stock: The Company has elected to account for shares issued as equity transactions.

G. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          Applewood's Restaurant, Inc.
                          Notes to Financial Statements
                                December 31, 2001


NOTE #3 - Going Concern
-----------------------

The Company has had recurring operating losses since inception and is dependent upon financing to continue operations. These factors indicate that the Company may be unable to continue in existence. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merger.

NOTE #4 - Common Stock
----------------------

During the year ended December 31, 2001, the Company issued 20,000,000 shares of common stock for cash. The shares were issued at par value, of which 10,000,000 shares were issued to an officer and director of the Company.

NOTE #5 - Related Party Transactions
------------------------------------

During the year ended December 31, 2001, the Company issued 10,000,000 shares of its common stock to Frank Reich, the current president of the Company for cash. The shares were issued at $.0004 per share.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; OMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (a) Directors and Executive Officers. The Company has three directors as follows:

Name                          Age          Position                  Since
----                          ---          --------                  -----

Frank Reich                   65           Director                 June 1985

     Frank Reich has been Chairman of the Board and President of the Company since its incorporation in June, 1985. From 1976 through 1983, Mr. Reich was one of the owners of Bal Harbor Manufacturing, a furniture manufacturing company located in California. From 1983 to 1991 when he retired, Mr. Reich devoted his time to the development of the Company's restaurant concept. Mr. Reich has over 12 years experience in the restaurant business, and during the years 1964 through 1973 he was the owner and manager of Johnny Reb's restaurant in Las Vegas, Nevada. Prior to 1964, while living in Winston-Salem, North Carolina, Mr. Reich worked in various restaurants for approximately five years. During this time he worked as the assistant manager, a purchasing agent and a cook.

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

Marie A. Reich                51           Director                 June, 1985

     Marie A. Reich has been the Vice President and a director of the Company since its organization. Ms. Reich obtained a degree in accounting from the University of Nevada-Las Vegas in 1981 and is a licensed CPA in the State of California. Upon graduation from college, Ms. Reich served as a staff accountant for the firm of McGladrey, Hendrickson & Pullen in Anaheim, California until July of 1985. From July, 1985 to 1998, she was the Chief Financial Officer and Executive Vice-President for Citizens Thrift and Loan (later named First Plus
Bank) in Irvine, California. From 1998 to 2000 Ms. Reich was Controller for Ditech.com and thereafter until May 2001 Ms. Reich acted as VIP of Insurance and Controller for Hughes Aircraft Employees Federal Credit Union. Ms. Reich is presently self employed as a consultant.

Eugene Geller                 50           Promoter                August, 2001

     Mr. Geller earned a B.A. Degree from the University of Nevada in 1974. Upon graduation from college, Mr. Geller worked for the 3M Company until 1978 after which he worked as a registered representative for approximately five different stock brokerage firms utilizing a NASD Series 7 License until approximately 1986. From 1986 through 1989, Mr. Geller was an account representative for Wier-McElmurry, an advertising agency dealing in investor relations for publicly traded companies. Since 1990, Mr. Geller has been president of Geller International Associates, a wholly-owned public relations and consulting firm to publicly listed companies. Geller International has been retained by the company to act as a consultant with respect to the consummation of its business plan.

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


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

     The following exhibits are furnished as part of this report:

         Item 601
         Exhibit No.            Description
         -----------            -----------

         3.1                  Articles of Incorporation

         3.2                  Bylaws


         Reports on Form 8-K

  (b)  Reports on Form 8-K filed during the fourth quarter of 2001 - None.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):                              Applewood's Restaurants, Inc.


/s/  Frank Reich                           Date:  March 6, 2002
-----------------------
Frank Reich, President

/s/  Marie Reich                           Date:  March 6, 2002
-----------------------
Chief Financial and
 Accounting Officer



                                    Directors

/s/  Frank Reich                           Date:  March 6, 2002
-----------------------
Frank Reich

/s/  John Reich                            Date:  March 6, 2002
-----------------------
John Reich

/s/  Marie A. Reich                        Date:  March 6, 2002
-----------------------
Marie A. Reich