Form 10KSB/A
period 2000-12-31
APPLEWOODS RESTAURANTS INC
filed 2002-05-09
CIK 775926

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10KSB/A

     [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                     Commission file number:
          December 31, 2000                              33-14711-LA

     [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
               EXCHANGE ACT OF 1934

                       Applewood's Restaurants, Inc.
                      -------------------------------
               (Name of small business issuer in its charter)

                                   NEVADA
                                 ---------
       (State or other jurisdiction of Incorporation or Organization)

                                 88-0210214
                                ------------
                    (I.R.S. Employer Identification No.)

           6455 Industrial Park Rd., Suite K, Las Vegas, NV 89118
           ------------------------------------------------------
             (Address of Principal Executive Office) (Zip Code)

                  Issuer's telephone number: 702-896-0265
                                            -------------

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

Yes        No    X


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:              None

The aggregate market value of the voting stock held by non-affiliates shares (_________ of $.01 par value Common Stock) was $0 as of October 31, 2001. The stock price for computation purposes was $-0-, based on the fact that there is presently no Market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.
                                   Page 1

The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, October 31, 2001 was 57,310,000 shares.




                                   Page 2

The sole purpose of this amendment is to correct the auditor's report which is filed as part of the financial statements herewith.





                                   Page 3

                       Applewood's Restaurants, Inc.

                            Financial Statements

                             December 31, 2000
                                     &
                             December 31, 1999



                                   Page 4

/Letterhead/






                        Independent Auditors Report
                        ---------------------------

Board of Directors
Applewood's Restaurants, Inc.

We have audited the accompanying balance sheets of Applewood's Restaurant, Inc., as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Applewood's Restaurant, Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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




/S/Bierwolf, Nilson & Associates

Salt Lake City, Utah
October 4, 2001

                                   Page 5

                       Applewood's Restaurants, Inc.
                               Balance Sheet
                                December 31


                                                      2000         1999
                                                   -----------  -----------

                                   Assets

Current Assets
--------------

   Total Assets                                    $    -       $    -
                                                   -----------  -----------

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------

 Accounts Payable                                  $      550   $      450

Stockholders' Equity
--------------------

 Common Stock 200,000,000 Shares
  Authorized at Par Value of $0.01;
  37,310,000 Shares Issued and
  Outstanding                                         373,100      373,100
 Paid In Capital                                      554,138      546,203
 Retained (Deficit)                                  (927,906)    (927,806)
                                                   -----------  -----------
   Total Stockholders' Equity                            (550)        (450)
                                                   -----------  -----------

   Total Liabilities & Stockholders' Equity        $    -       $    -
                                                   ===========  ===========


 The accompanying notes are an integral part of these financial statements.

                                   Page 6

                       Applewood's Restaurants, Inc.
                          Statements of Operations
                       For the Year Ended December 31

                                                      2000         1999
                                                   -----------  -----------

Revenue                                            $    -       $    -
-------                                            -----------  -----------

Expenses
--------

 Filing Fees                                              100          100
                                                   -----------  -----------
   Total Expenses                                         100          100
                                                   -----------  -----------
   Net Loss                                        $     (100)  $     (100)
                                                   ===========  ===========
   Net Loss Per Share                              $    (0.00)  $    (0.00)

   Weighted Average Shares Outstanding             37,310,000   37,310,000



 The accompanying notes are an integral part of these financial statements.

                                   Page 7

                       Applewood's Restaurants, Inc.
                     Statements of Stockholders' Equity
                 From January 1, 1998 to December 31, 2000

                                  Common Stock        Paid In  Retained
                                 Shares     Amount     Capital   (Deficit)
                             ----------------------------------------------
Balance,
January 1, 1998               37,310,000 $   37,310 $  554,256  $ (927,606)

Net Loss for Year Ended
December 31, 1998                                                     (100)
                             ----------------------------------------------
Balance,
December 31, 1998              37,310,000    37,310    554,256    (927,706)

Net Loss for Year Ended
December 31, 1999                                                     (100)
                             ----------------------------------------------
Balance,
December 31, 1999             37,310,000     37,310    554,256    (927,806)

Net Loss for Year Ended
December 31, 2000                                                     (100)
                             ----------------------------------------------
Balance,
December 31, 2000             37,310,000  $  37,310  $ 554,256  $ (927,906)
                             ==============================================


 The accompanying notes are an integral part of these financial statements.

                                   Page 8

                       Applewood's Restaurants, Inc.
                          Statements of Cash Flows
                      For the Years Ended December 31

                                                          2000         1999
                                                   -----------  -----------

Cash Flows from Operating Activities
------------------------------------

 Net Loss                                          $     (100)  $     (100)
 Adjustments to Reconcile Net Loss to Net Cash;
  Increase (Decrease) in Accounts Payable                 100          100
                                                   -----------  -----------
Cash Flows from Investing Activities                    -            -
------------------------------------               -----------  -----------

Cash Flows from Financing Activities                    -            -
------------------------------------               -----------  -----------

   Increase (Decrease) in Cash                          -            -

   Cash at Beginning of Period                          -            -
                                                   -----------  -----------

   Cash at End of Period                           $    -       $    -
                                                   ===========  ===========


 The accompanying notes are an integral part of these financial statements.

                                   Page 9

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


                                  Page 10

                                 SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                         Applewood's Restaurants, Inc.

/S/ Frank Reich
--------------------------           Date: April 30, 2002
Frank Reich, President


/S/
--------------------------           Date: April 30, 2002
Chief Financial and
Accounting Officer

                                 Directors

/S/ Frank Reich
--------------------------           Date: April 30, 2002
Frank Reich

/S/ John Reich
--------------------------           Date: April 30, 2002
John Reich

/S/ Marie A. Reich
--------------------------           Date: April 30, 2002
Marie A. Reich


                                  Page 11