Form 10KSB/A
period 2001-12-31
APPLEWOODS RESTAURANTS INC
filed 2002-05-09
CIK 775926

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10KSB/A

     [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                     Commission file number:
          December 31, 2001                              33-14711-LA

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

				Page 2

The sole purpose of this amendment is to correct the auditor's report which is filed as part of the financial statements herewith.
				Page 3

                       Applewood's Restaurants, Inc.

                            Financial Statements

                             December 31, 2001
                                     &
                             December 31, 2000





				Page 4

/Letterhead/






                        Independent Auditors Report
                        ----------------------------

Board of Directors
Applewood's Restaurants, Inc.

We have audited the accompanying balance sheets of Applewood's Restaurant, Inc., as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Applewood's Restaurant, Inc., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



/S/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates
Salt Lake City, Utah
February 22, 2002

				Page 5

                       Applewood's Restaurants, Inc.
                               Balance Sheets
                                December 31

                                                       2001         2000
                                                   -----------  -----------

                                   Assets

Current Assets
--------------

 Cash (note 2)                                     $      830   $    -
                                                   -----------  -----------
   Total Assets                                    $      830   $    -
                                                   ===========  ===========

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------

 Accounts payable                                  $    4,789   $      550
                                                   -----------  -----------

Stockholders' Equity
--------------------

 Common stock 200,000,000 shares
  authorized at par value of $0.01;
  57,310,000 and 37,310,000 shares
  issued and outstanding respectively                 573,100      373,100
 Paid in capital                                      362,256      554,138
 Retained (deficit)                                  (939,315)    (927,906)
                                                   -----------  -----------
   Total stockholders' equity                          (3,959)        (550)
                                                   -----------  -----------
   Total liabilities & stockholders' equity        $      830   $    -
                                                   ===========  ===========


 The accompanying notes are an integral part of these financial statements.
				Page 6

                       Applewood's Restaurants, Inc.
                          Statements of Operations
                       For the Year Ended December 31

                                                      2001         2000
                                                   -----------  -----------

Revenue                                            $    -       $    -
-------                                            -----------  -----------

Expenses
--------

 General & administrative                              11,409          100
                                                   -----------  -----------
   Total expenses                                      11,409          100
                                                   -----------  -----------
   Net loss                                        $  (11,409)  $     (100)
                                                   ===========  ===========
   Net loss per share (note 2)                     $    (0.00)  $    (0.00)
                                                   ===========  ===========
   Weighted average shares
   outstanding (note 2)                            44,378,493   37,310,000




 The accompanying notes are an integral part of these financial statements.
				Page 7

                       Applewood's Restaurants, Inc.
                     Statements of Stockholders' Equity
                 From January 1, 1998 to December 31, 2001

                                Common Stock          Paid In  Retained
                             Shares       Amount      Capital    (Deficit)
                         -------------------------------------------------
Balance,
January 1, 1998           37,310,000   $   37,310  $  554,256   $ (927,606)

Net loss for year ended
December 31, 1998              -            -           -             (100)
                          -------------------------------------------------
Balance,
December 31, 1998         37,310,000       37,310     554,256     (927,706)

Net loss for year ended
December 31, 1999              -            -           -             (100)
                          -------------------------------------------------
Balance,
December 31, 1999         37,310,000       37,310     554,256     (927,806)

Net loss for year ended
December 31, 2000              -            -           -             (100)
                          -------------------------------------------------
Balance,
December 31, 2000         37,310,000      373,100     554,256     (927,906)

Shares issued for cash
valued at $.0004 per
share                     20,000,000      200,000    (192,000)       -

Net loss for year ended
December 31, 2001              -            -           -          (11,409)
                          -------------------------------------------------
Balance,
December 31, 2001         57,310,000   $  573,100  $  362,256  $  (939,315)
                          =================================================



 The accompanying notes are an integral part of these financial statements.

				Page 8

                       Applewood's Restaurants, Inc.
                          Statements of Cash Flows
                      For the Years Ended December 31

                                                       2001         2000
                                                   -----------  -----------

Cash Flows from Operating Activities
------------------------------------

  Net loss                                         $  (11,409)  $     (100)
  Adjustments to reconcile net loss to net cash;
   Increase (Decrease) in accounts payable              4,239          100
                                                   -----------  -----------

     Net Cash Used in Operating Activities             (7,170)       -

Cash Flows from Investing Activities                    -            -
------------------------------------               -----------  -----------

Cash Flows from Financing Activities
------------------------------------

  Issuance of stock for cash                            8,000        -
                                                   -----------  -----------
     Net Proceeds from Financing Activities             8,000        -

     Increase (Decrease) in cash                          830        -

     Cash at beginning of period                        -            -
                                                   -----------  -----------
     Cash at end of period                         $      830   $    -
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




                                 Continued

				  Page 10

                        Applewood's Restaurant, Inc.
                       Notes to Financial Statements
                             December 31, 2001

NOTE #3 - Going Concern
-----------------------

The Company has had recurring operating losses since inception and is dependent upon financing to continue operations. These factors indicate that the Company may be unable to continue in existence. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.

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

				  Page 11

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

/S/John Reich
--------------------------           Date: April 30, 2002
John Reich


/S/ Marie A. Reich
--------------------------           Date: April 30, 2002
Marie A. Reich


				Page 12