Form 10QSB
period 2002-03-31
APPLEWOODS RESTAURANTS INC
filed 2002-06-12
CIK 775926

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10QSB

 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2002

                     Commission File Number 33-14711-LA
                                           ------------

                       Applewood's Restaurants, Inc.
                       ------------------------------
     (Exact name of small business issuer as specified in its charter)

          Nevada                                               88-0210214
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

6455 Industrial Park Road, Las Vegas Nevada                         89118
-------------------------------------------                      ----------
 (Address of Principal Executive Offices)                        (Zip Code)

                               (702) 896-0265
                              ---------------
                        (Issuer's telephone number)

                                    N/A
                                    ----
            (Former name, former address and former fiscal year,
                       if changed since last report)

Check whether the issuer (1) filed all reports required to be filed be
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X       No
          ------         ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  57,310,000 common stock, $0.01 par value
                 -----------------------------------------
                               March 31, 2002
                                   INDEX

                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

     Balance Sheet - March 31, 2002 (Unaudited). . . . . . . . . . . . .3

     Statements of Operations (Unaudited) For the Three Months
     Period Ended March 31, 2002 and 2001. . . . . . . . . . . . . . . .4

     Statement of Cash Flows (Unaudited) For the Three Months
     Period Ended March 31, 2002 and 2001. . . . . . . . . . . . . . . .5

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . .6

  Item 2. Plan of Operation

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .7

  Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . .7

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .7

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . .7

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .7

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .7

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .8

Part I - Financial Information

Item 1. Financial Statements
                       Applewood's Restaurants, Inc.
                               Balance Sheet
                          March 31 and December 31

                                                        2002        2001
                                                     ----------  ----------
                                                      Unaudited
                                   Assets

Current Assets
--------------

 Cash                                                $    -      $     830
                                                     ----------  ----------
   Total Assets                                      $    -      $     830
                                                     ==========  ==========

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------

 Accounts Payable                                    $   6,764   $   4,789
 Shareholder Loan                                        2,188        -
                                                     ----------  ----------

  Total Liabilities                                      8,952       4,789

Stockholders' Equity
--------------------

 Common Stock 200,000,000 Shares
  Authorized at Par Value of $0.01;
  57,310,000 Shares Issued and
  Outstanding                                          573,100     573,100
 Paid In Capital                                       362,256     362,256
 Accumulated (Deficit)                                (944,308)   (939,315)
                                                     ----------  ----------
   Total Stockholders' Equity                           (8,952)     (3,959)
                                                     ----------  ----------
   Total Liabilities & Stockholders' Equity          $    -      $     830
                                                     ==========  ==========


              See accompanying notes to financial statements.
                                     3



                       Applewood's Restaurants, Inc.
                          Statements of Operations

                                                 For the Three Months Ended
                                                     March 31,    March 31,
                                                       2002         2001
                                                   -----------  -----------
                                                    Unaudited    Unaudited

Revenue                                            $     -     $      -
-------                                            -----------  -----------

Expenses
--------

  General & Administrative                              4,993         -
                                                   -----------  -----------
     Total Expenses                                     4,993         -
                                                   -----------  -----------
     Net Loss                                      $   (4,993) $      -
                                                   ===========  ===========
     Net Loss Per Share                            $    (0.00) $     (0.00)

     Weighted Average
     Shares Outstanding                            57,310,000   37,310,000



              See accompanying notes to financial statements.
                                     4


                       Applewood's Restaurants, Inc.
                          Statements of Cash Flows
                    For the Three Months Ended March 31

                                                        2002        2001
                                                     ----------  ----------
                                                      Unaudited   Unaudited
Cash Flows from Operating Activities
------------------------------------

  Net Loss                                           $  (4,993)  $    -
  Adjustments to reconcile net loss to net cash;
   Increase (Decrease) in accounts payable               1,975        -
                                                     ----------  ----------
     Net Cash Used in Operating Activities              (3,018)       -

Cash Flows from Investing Activities                      -           -
------------------------------------                 ----------  ----------

Cash Flows from Financing Activities
------------------------------------
  Increase in Shareholder Loans                          2,188        -
                                                     ----------  ----------
     Net Cash Used in Financing Activities               2,188        -

     Increase (Decrease) in Cash                          (830)       -

     Cash at Beginning of Period                           830        -
                                                     ----------  ----------
     Cash at End of Period                           $    -      $    -
                                                     ==========  ==========
Non Cash Disclosure
-------------------

  Interest                                           $    -      $    -
  Taxes                                                   -           -




              See accompanying notes to financial statements.
                                     5


                        Applewood's Restaurant, Inc.
                       Notes to Financial Statements
                               March 31, 2002

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




                                     6

                        Applewood's Restaurant, Inc.
                       Notes to Financial Statements
                               March 31, 2002

NOTE #4 - Common Stock
----------------------

During 2001, the Company issued 20,000,000 shares of common stock for cash. The shares were issued at the stated par value, of which 10,000,000 shares were issued to an officer and director of the Company.

NOTE #5 - Related Party Transactions
------------------------------------

The Company issued 10,000,000 shares of its common stock to Frank Reich, the current president of the Company for cash. The shares were issued at $.001 per share.

Item 2. Plan of Operation

The Company's plan of operation is to seek out, investigate, and pursue a merger, acquisition or other business combination with an entity desiring the perceived benefits offered by the Company as a result of its having a class of securities registered under the Exchange Act. There have been no revenues anticipated prior to completing a business combination. The Company has no full recurring operational expenses except professional fees incurred as necessary. The Company's president continues to devote approximately ten (10) hours per month, without compensation, to the affairs of the Company. The Company does not anticipate raising any additional funds in the next twelve (12) months, and has no present plans to acquire any assets or make any investments prior to completing a business combination.

Part II. Other Information

     Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . None

     Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . None

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . None

     Item 4.  Submission of Matters to a Vote of Security Holders. . . None

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . None

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . None

Item 6.  Exhibits and Reports on Form 8K.

(a)  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . None

(b)  Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . None



                                     7
                                 Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Applewood's Restaurants, Inc.

Date: June 11, 2002                       By: /S/ Frank Reich
                                          -------------------------------
                                          Frank Reich, President

















                                     8