Form 10QSB
period 2002-06-30
APPLEWOODS RESTAURANTS INC
filed 2002-08-14
CIK 775926

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10QSB

 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act
            of 1934 for the Quarterly Period Ended June 30, 2002

                     Commission File Number 33-14711-LA
                                           -------------

                       Applewood's Restaurants, Inc.
                      -------------------------------
     (Exact name of small business issuer as specified in its charter)

          Nevada                                               88-0210214
--------------------------------                       --------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

6455 Industrial Park Road, Las Vegas Nevada                         89118
-------------------------------------------                       ---------
 (Address of Principal Executive Offices)                        (Zip Code)

                               (702) 896-0265
                        ---------------------------
                        (Issuer's telephone number)

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

                  57,310,000 common stock, $0.01 par value
                 -----------------------------------------
                               June 30, 2002

                                   INDEX

                                                                      Page
                                                                     ------
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheet - June 30, 2002 (Unaudited). . . . . . . . . . . . . . . .3

  Statements of Operations (Unaudited) for the Three Months and
  the Six Months Periods Ended June 30, 2002 and 2001. . . . . . . . . . .4

  Statement of Cash Flows (Unaudited) for the Six Months
  Period Ended June 30, 2002 and 2001. . . . . . . . . . . . . . . . . . .5

  Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .6

 Item 2. Plan of Operation

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .7

 Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . .7

 Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .7

 Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . .7

 Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . .7

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .7

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8

Part I - Financial Information

Item 1. Financial Statements

                       Applewood's Restaurants, Inc.
                               Balance Sheet

                                                      June        December
                                                     30 2002      31, 2001
                                                   -----------  -----------
                                                   (Unaudited)
                                   Assets
Current Assets
--------------

 Cash                                              $    -      $       830
                                                   -----------  -----------
  Total Current Assets                             $    -      $       830
                                                   ===========  ===========
                    Liabilities and Stockholders' Equity

Current Liabilities
-------------------

 Accounts Payable                                  $   11,008  $     4,789
 Note Payable - Related Party                           2,273         -
                                                   -----------  -----------
  Total Current Liabilities                            13,281        4,789

Stockholders' Equity
--------------------

 Common Stock 200,000,000 Shares
  Authorized at $0.01 Par Value;
  57,310,000 Shares Issued and Outstanding            573,100      573,100
 Additional Paid in Capital                           362,256      362,256
 Accumulated Deficit During Development Stage        (948,637)    (939,315)
                                                   -----------  -----------
  Total Stockholders' Equity (Deficit)                (13,281)      (3,959)
                                                   -----------  -----------
  Total Liabilities and Stockholders' Equity       $     -     $       830
                                                   ===========  ===========


              See accompanying notes to financial statements.
                                     3
                       Applewood's Restaurants, Inc.
                          Statements of Operations
                                (Unaudited)

                           For the Three  For the Three   For the Six    For the Six
                           Months Ended   Months Ended   Months Ended   Months Ended
                             June 30,        June 30,       June 30,       June 30,
                               2002           2001           2002           2001
                          -------------- -------------- -------------- --------------
Revenue                   $      -       $      -       $      -       $      -
-------                   -------------- -------------- -------------- --------------
Expenses
--------

 General &
  Administrative                  4,329         -               9,322         -
                          -------------- -------------- -------------- --------------
  Total Expenses                  4,329         -               9,322         -

  Net Income (Loss)
  Before Taxes                   (4,329)        -              (9,322)        -

  Taxes                          -              -              -              -
                          -------------- -------------- -------------- --------------
  Net Income (Loss)       $      (4,329) $      -       $      (9,322) $      -
                          ============== ============== ============== ==============
  Loss per Common
  Share                   $      -       $      -       $      -       $      -

  Weighted Average
  Outstanding Shares         57,310,000     37,310,000     57,310,000     37,310,000


               See accompanying notes to financial statements
                                     4



                       Applewood's Restaurants, Inc.
                          Statements of Cash Flows
                                (Unaudited)

                                                            For the Six   For the Six
                                                           Months Ended  Months Ended
                                                              June 30,      June 30,
                                                                2002          2001
                                                          ------------- -------------
Cash Flows from Operating Activities
------------------------------------

 Net (Loss)                                               $     (9,322) $     -
 Adjustments to Reconcile Net Loss to
 Net Cash;
  Increase (Decrease) in;
   Accounts Payable/Interest Payable                             8,492        -
                                                          ------------- -------------
   Net Cash Provided (Used) by
   Operating Activities                                           (830)       -

Cash Flows from Investing Activities                            -             -
------------------------------------                      ------------- -------------

Cash Flows from Financing Activities                            -             -
------------------------------------                      ------------- -------------

   Increase (Decrease) in Cash                                    (830)       -

   Cash, Beginning of Period                                       830        -
                                                          ------------- -------------
   Cash, End of Period                                    $     -                   $
 -
                                                          ============= =============
Supplemental Cash Flow Information
----------------------------------

 Interest                                                 $     -       $     -
 Taxes                                                          -             -


              See accompanying notes to financial statements.
                                     5
                       Applewood's Restaurants, Inc.
                     Notes to the Financial Statements
                               June 30, 2002

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



                                 Continued
                                     6


                        Applewood's Restaurant, Inc.
                       Notes to Financial Statements
                               June 30, 2002

NOTE #4 - Common Stock
----------------------

During 2001, the Company issued 20,000,000 shares of common stock for cash. The shares were issued at the stated par value, of which 10,000,000 shares were issued to an officer and director of the Company.

NOTE #5 - Related Party Transactions
------------------------------------

The Company issued 10,000,000 shares of its common stock to the current president of the Company for cash. The shares were issued at $.001 per share.

Part I   Item 2. Plan of Operation

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

Part II. Other Information

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . None

  Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . None

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . None

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . None

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



                                          Applewood's Restaurants, Inc.

Date: June 11, 2002                       By: /S/ Frank Reich
                                              ----------------------------
                                              Frank Reich, President














                                        8