Form 10QSB
period 2002-09-30
APPLEWOODS RESTAURANTS INC
filed 2002-11-15
CIK 775926

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-QSB

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002


                     Commission File Number 33-14711-LA


                       Applewood's Restaurants, Inc.
                      -------------------------------
     (Exact name of small business issuer as specified in its charter)

     Nevada                                                   88-0210214
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                        6455 Industrial Park Road,
                          Las Vegas Nevada 89118

       (Address of Principal Executive Offices, including zip code)

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

The issuer had 57,310,000 shares of its $0.01 par value common stock issued and outstanding as of November 13, 2002, the latest practicable date before the filing of this report.


                                   INDEX

                                                                      Page
 PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheet - September 30, 2002 (Unaudited) . . . . . . . . . . . . 3

  Statements of Operations (Unaudited) for the Three Months and
  the Nine Month Periods Ended September 30, 2002 and 2001 . . . . . . . 4

  Statements of Cash Flows (Unaudited) for the Nine Month
  Periods Ended September 30, 2002 and 2001. . . . . . . . . . . . . . . 5

 Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . 6

 Item 2. Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . 7

 Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . 8

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 8

 Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . 8

 Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . 8

 Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . 8

 Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . 8

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 8

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . .10
Part I - Financial Information

Item 1. Financial Statements












                       Applewood's Restaurants, Inc.
                            Financial Statements
                             September 30, 2002

                       Applewood's Restaurants, Inc.
                               Balance Sheet

                                                September 30,  December 31,
                                                     2002          2001
                                                 ------------  ------------
                                                  (Unaudited)
                                   Assets
Current Assets
--------------

  Cash                                          $       -     $        830
                                                 ------------  ------------
   Total Current Assets                         $       -     $        830
                                                 ============  ============

                    Liabilities and Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable                              $      5,547  $      4,789
  Note Payable - Related Party                         3,934          -
                                                 ------------  ------------
   Total Current Liabilities                           9,481         4,789

Stockholders' Equity
--------------------

  Common Stock 200,000,000 Shares
   Authorized at $0.01 Par Value;
   57,310,000 Shares Issued and Outstanding          573,100       573,100
  Additional Paid in Capital                         362,256       362,256
  Accumulated Deficit During Development Stage      (944,837)     (939,315)
                                                 ------------  ------------
   Total Stockholders' Equity (Deficit)               (9,481)       (3,959)
                                                 ------------  ------------
   Total Liabilities and Stockholders' Equity   $       -     $        830
                                                 ============  ============

              See accompanying notes to financial statements.
                                     4


                       Applewood's Restaurants, Inc.
                          Statement of Operations
                                (Unaudited)

                                       For the      For the     For the      For the
                                         Nine         Nine       Three        Three
                                        Months       Months      Months       Months
                                         Ended        Ended       Ended        Ended
                                      September    September   September    September
                                         2002         2001        2002         2001
                                    -----------  ----------- -----------  -----------
Revenue                             $     -     $      -     $     -     $      -
-------                             -----------  ----------- -----------  -----------

Expenses
--------

 General & Administrative                1,200        2,738      10,522        2,738
                                    -----------  ----------- -----------  -----------
  Total Expenses                         1,200        2,738      10,522        2,738
                                    -----------  ----------- -----------  -----------
  Income (Loss)
  from Operations                       (1,200)      (2,738)    (10,522)      (2,738)

Other Income (Expenses)
-----------------------

 Forgiveness of Debt                     5,000         -          5,000         -
                                    -----------  ----------- -----------  -----------
  Total Other
  Income (Expense)                       5,000         -          5,000         -
                                    -----------  ----------- -----------  -----------
  Net Income (Loss)
  Before Taxes                           3,800       (2,738)     (5,522)      (2,738)

  Taxes                                   -            -           -            -
                                    -----------  ----------- -----------  -----------
  Net Income (Loss)                 $    3,800  $    (2,738) $   (5,522) $    (2,738)
                                    ===========  =========== ===========  ===========
  Loss per Common
  Share                             $     -     $      -     $     -     $      -

  Weighted Average
  Outstanding Shares                57,310,000   42,962,174  57,310,000   39,288,022


              See accompanying notes to financial statements.
                                     5
                       Applewood's Restaurants, Inc.
                          Statement of Cash Flows
                                (Unaudited)

                                                 For the Nine  For the Nine
                                                 Months Ended  Months Ended
                                                  September     September
                                                   30, 2002      30, 2001
                                                 ------------  ------------
Cash Flows from Operating Activities
------------------------------------

 Net (Loss)                                     $     (5,522) $     (2,738)
 Adjustments to Reconcile Net Loss to
 Net Cash;
  Increase (Decrease) in;
   Accounts Payable/Interest Payable                   4,692           198
                                                 ------------  ------------
   Net Cash Provided (Used) by
   Operating Activities                                 (830)       (2,540)

Cash Flows from Investing Activities                   -             -
------------------------------------             ------------  ------------

Cash Flows from Financing Activities
------------------------------------

 Issuance of Common Stock for Cash                     -             8,000
                                                 ------------  ------------

  Net Cash Provided by Financing Activities            -             8,000

   Increase (Decrease) in Cash                          (830)        5,460

   Cash, Beginning of Period                             830         -
                                                 ------------  ------------
   Cash, End of Period                          $      -      $      5,460
                                                 ============  ============
Supplemental Cash Flow Information
----------------------------------

 Interest                                       $      -      $      -
 Taxes                                                 -             -

               See accompanying notes to financial statements
                                     6

                       Applewood's Restaurants, Inc.
                     Notes to the Financial Statements
                             September 30, 2002

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



                                     7

                        Applewood's Restaurant, Inc.
                       Notes to Financial Statements
                             September 30, 2002

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

Item 2. Plan of Operation

Our plan of operation is to seek out, investigate, and pursue a merger, acquisition, or other business combination with an entity desiring the perceived benefits offered by us as a result of its having a class of securities registered under the Exchange Act. There have been no revenues from operations since we closed our restaurants in 1989, and none are anticipated prior to completing a business combination. We have no full time employees, incur nominal administrative expenses, and have no other recurring operational expenses except professional fees incurred as necessary. Our president continues to devote approximately 10 hours per month, without compensation, to our affairs. We do not anticipate raising any additional funds in the next 12 months, and we have no present plans to acquire any assets or make any investments prior to completing a business combination. On-going operations and expenses of the merger/acquisition, if any, will likely be financed by loans from our directors.

Item 3.  Controls and Procedures

In accordance with the Sarbanes-Oxley Act, as part of the process of preparing this report for the period ended September 30, 2002, for filing with the Securities and Exchange Commission, our Chief Executive Officer and Chief Financial Officer evaluated the procedures and controls developed by us to gather information, including financial information and other information material for an understanding of our business and prospects. They concluded that at present, the procedures and controls are satisfactory to permit us to provide information to the persons responsible for preparing this report, to ensure that this report fairly presents in all material respects the financial condition, results of operation and cash flows of the company, and all other information necessary to understand the condition of the company and its operations.

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

                                     8

                                 Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Applewood's Restaurants, Inc.

Date: November 14, 2002                   By: /S/ Frank Reich
                                          ----------------------------
                                              Frank Reich, President



                               Certifications

     I, Frank Reich, chief executive officer, and Marie Reich, chief financial officer, of Applewood's Restaurants, Inc., each certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of the registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Frank Reich
Frank Reich, chief executive officer
November 14, 2002

/s/ Marie Reich
Marie Reich, chief financial officer
November 14, 2002
                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each undersigned officer of Applewood's Restaurants, Inc. (the "Company"), hereby certifies to such officers' knowledge, that the Company's Quarterly Report on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Frank Reich
Frank Reich, chief executive officer
November 14, 2002

/S/ Marie Reich
Marie Reich, chief financial officer
November 14, 2002