Form 10KSB
period 2002-12-31
APPLEWOODS RESTAURANTS INC
filed 2003-03-31
CIK 775926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended December 31, 2002 Commission file number:
33-14711-LA

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

          6455 Industrial Park Rd., Suite K, Las Vegas, NV 89118
          -------------------------------------------------------
            (Address of Principal Executive Office) (Zip Code)
                  Issuer's telephone number: 702-896-0265
                                            -------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: None.
The aggregate market value of the voting stock held by non-affiliates shares 28,560,000 of $.01 par value Common Stock) was $1,146,000 as of February 28 2003. The stock price for computation purposes was $0.02, based on the Market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

     The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, February 28, 2003 was 57,310,000 shares.




                           INDEX TO ANNUAL REPORT
                               ON FORM 10-KSB


                                                                      Page
                                                                     ------
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
  Item 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . 3
  Item 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . .10
  Item 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .10
  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .10

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
  Item 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . .11
  Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
            OF OPERATION . . . . . . . . . . . . . . . . . . . . . . . .11
  Item 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .12
  Item 8.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . 8

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22
  Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT . . . . . . . . . . . . . . . . . . . . . . . .22
  Item 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .23
  Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . .23
  Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . .24
  Item 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .24



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


PART II

Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     (a) Principal Market or Markets. The Company's stock trades on the OTCBB under the symbol of AWRU since July of 2002. The range of high and low sales prices for the quarter by period (only the 4th quarter of 2002) as reported on the OTCBB are reported below.

                  Quarter Ended       High       Low
               ------------------- --------- ---------
               December 31, 2002    $    .03  $    .01

     Prior to July, 2002, our stock had not traded since 1990.

     (b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock as of February 28, 2003 was approximately 366.

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

     Plan of Operation

     See Part I, Item 1., "Description of Business-Plan of Operation." Liquidity and Capital Resources

     At December 31, 2002, the Company's fiscal year end, the Company had cash and cash equivalents of $-0-, a decrease of $830 from December 31, 2001. While the Company has no foreseeable capital commitments other than legal and accounting expenses, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of the business, operations, or assets of an operating entity. At present time, Management has no plans to raise additional funds through borrowings or the issuance of debt or equity other than as necessary from loans from directors. As of December 31, 2002, our loans from directors increased to $10,685 from $-0- at December 31, 2001 as a result of receipt of directors loans to fund current operations.

     We believe that our current cash and equivalents as may be supplemented with loans from directors will satisfy our expected working capital requirements through fiscal 2003.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period. On August 3, 2001 the Company appointed Bierwolf, Nilson & Associates Certified Public Accountants to replace our former accountants Schvaneveldt & Company due to the death of its principal in 2001. Schvaneveldt & Company replaced Andreas, Murphy in 1991 when that firm ceased doing business. The change in accountants did not involve a dismissal or resignation of the prior accountants.


                       Applewood's Restaurants, Inc.

                            Financial Statements

                             December 31, 2002
                                     &
                             December 31, 2001


/Letterhead/






                        Independent Auditor's Report
                        ----------------------------

Board of Directors
Applewood's Restaurants, Inc.

We have audited the accompanying balance sheets of Applewood's Restaurant, Inc., as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Applewood's Restaurant, Inc., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates
Salt Lake City, Utah
February 26, 2003


                       Applewood's Restaurants, Inc.
                               Balance Sheet
                                December 31

                                                     2002          2001
                                                 ------------  ------------
                                   Assets

Current Assets
--------------

 Cash (Note 2)                                  $      -      $        830
                                                 ------------  ------------
   Total Assets                                 $      -      $        830
                                                 ============  ============

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------

 Accounts Payable                               $        804  $      4,789
 Shareholders Loans                                   10,685         -
                                                 ------------  ------------

   Total Current Liabilities                          11,489         4,789


Stockholders' Equity

 Common Stock 200,000,000 Shares
  Authorized at Par Value of $0.01;
  57,310,000 and 57,310,000 Shares
  Issued and Outstanding Respectively                573,100       573,100
 Paid in Capital                                     362,256       362,256
 Retained (Deficit)                                 (946,845)     (939,315)
                                                 ------------  ------------
   Total Stockholders' Equity                        (11,489)       (3,959)
                                                 ------------  ------------
   Total Liabilities & Stockholders' Equity     $      -      $        830
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements.

                       Applewood's Restaurants, Inc.
                          Statement of Operations
                       For the Year Ended December 31

                                                     2002          2001
                                                 ------------  ------------
Revenue                                         $      -      $      -
-------                                          ------------  ------------

Expenses
--------

 General & Administrative                             12,530        11,409
                                                 ------------  ------------
   Total Operating Expenses                           12,530        11,409
                                                 ------------  ------------
Other Income (Expenses)
-----------------------

 Forgiveness of Debt                                   5,000         -
                                                 ------------  ------------
   Total Other Income (Expenses)                       5,000         -
                                                 ------------  ------------
   Income (Loss) Before Taxes                         (7,530)      (11,409)

   Taxes                                               -             -
                                                 ------------  ------------
   Net Income (Loss)                            $     (7,530) $    (11,409)
                                                 ============  ============
   Net Loss per Share (Note 2)                  $      (0.00) $      (0.00)

   Weighted Average Shares
   Outstanding (Note 2)                           57,310,000    44,378,493



 The accompanying notes are an integral part of these financial statements.

                       Applewood's Restaurants, Inc.
                     Statement of Stockholders' Equity
                 From January 1, 2001 to December 31, 2002

                                   Common Stock        Paid In    Retained
                               Shares       Amount     Capital    (Deficit)
                          -------------------------------------------------
Balance,
January 1, 2001           37,310,000  $   373,100  $  554,256  $  (927,906)

Shares issued for
cash valued at
$.0004 per share          20,000,000      200,000    (192,000)       -

Net loss for
year ended
December 31, 2001               -            -           -         (11,409)
                          -------------------------------------------------
Balance,
December 31, 2001         57,310,000      573,100     362,256     (939,315)

Net Loss for
year ended
December 31, 2002               -            -           -          (7,530)
                          -------------------------------------------------
Balance,
December 31, 2002         57,310,000  $   573,100  $  362,256  $  (946,845)
                          =================================================

 The accompanying notes are an integral part of these financial statements.

                       Applewood's Restaurants, Inc.
                          Statement of Cash Flows
                      For the Years Ended December 31

                                                     2002          2001
                                                 ------------  ------------
Cash Flows from Operating Activities
------------------------------------

 Net Loss                                       $     (7,530) $    (11,409)
 Adjustments to Reconcile Net Loss to Net Cash;
  Increase (Decrease) in Accounts Payable             (3,985)        4,239
                                                 ------------  ------------
   Net Cash Used in Operating Activities             (11,515)       (7,170)

Cash Flows from Investing Activities                   -             -
------------------------------------             ------------  ------------

Cash Flows from Financing Activities
------------------------------------

 Proceeds from Shareholders Loans                     10,685         -
 Issuance of Stock for Cash                            -             8,000
                                                 ------------  ------------
   Net Proceeds from Financing Activities             10,685         8,000
                                                 ------------  ------------
   Increase (Decrease) in Cash                          (830)          830

   Cash at Beginning of Period                           830         -
                                                 ------------  ------------
   Cash at End of Period                        $      -      $        830
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements.

                        Applewood's Restaurant, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 1 - Corporate History and Purpose
--------------------------------------

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

NOTE 2 - Significant Accounting Policies
----------------------------------------
A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets for the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.
F. Issuance of Stock: The Company has elected to account for shares issued as equity transactions.
G.   Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                        Applewood's Restaurant, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 3 - Going Concern
----------------------

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

NOTE 4 - Common Stock
---------------------

During the year ended December 31, 2001, the Company issued 20,000,000 shares of common stock for cash. The shares were issued at par value, of which 10,000,000 shares were issued to an officer and director of the Company.

NOTE 5 - Related Party Transactions
-----------------------------------

During the year ended December 31, 2001, the Company issued 10,000,000 shares of its common stock to Frank Reich, the current president of the Company for cash. The shares were issued at $.0004 per share.

NOTE 6 - Income Taxes
---------------------

The Company adopted Statement of Financial Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 2000 and was applied retroactively.

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2002 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                        Applewood's Restaurant, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 6 - Income Taxes (continued)
---------------------

The Company has cumulative net operating loss carryforwards of approximately $946,845 at December 31, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2002 have been offset by valuation reserves of the same amount.

The Company has available approximately $946,845 in net operating loss carryforwards that will begin to expire in the year 2005.

NOTE 7 - Shareholder Loans
--------------------------

Advances have been made to the Company by its President and consultant at various times over the past year. The loans are payable upon demand, non interest bearing, and are unsecured. At December 31, 2002 the amount loaned to the Company totaled $10,685.


PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (a) Directors and Executive Officers. The Company has three directors as follows:

Name                Age       Position       Since
-----------         ----      ------------   --------------
Frank Reich         66        Director       June 1985

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

Name                Age       Position       Since
-----------         ----      ------------   --------------
John Reich          63        Director       June, 1985

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

Name                Age       Position       Since
-----------         ----      ------------   --------------
Marie A. Reich      52        Director       June, 1985

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

                                     22



Name                Age       Position       Since
-----------         ----      ------------   --------------
Eugene Geller       51        Promoter       August, 2001

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 28, 2003, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. As of February 28, 2003 there were 57,310,000 shares issued and outstanding.

                                   Amount and Nature
Name and Address                   of Beneficial            Percentage
Beneficial Ownership               Ownership                of Class
-----------------------            ------------------       -----------
Frank Reich                        25,350,000               44.5%
460 South Paseo Bandera
Anaheim, CA 92807

John Reich                            250,000                 .4%
6455 Industrial Park Rd.
Suite K
Las Vegas, NV 89118

Marie A. Reich                      1,750,000                3.1%
460 South Paseo Bandera
Anaheim, CA 92807

Eugene Geller                      10,000,000               17.4%
2037 Troon Dr.
Henderson, NV.

All Executive Officers
and Directors as a
Group (3 Person)                   28,750,000               50.2%

                                     23


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During August, 2001, the Company issued a total of 20,000,000 shares of Common Stock to the following persons:


NAME           NUMBER OF TOTAL SHARES        CONSIDERATION
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

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

     The following exhibits are furnished as part of this report:

     Item 601
     Exhibit No.         Description
     -----------         -----------

     3.1                 Articles of Incorporation*

     3.2                 Bylaws*

     * Previously filed.

     Reports on Form 8-K

  (b)  Reports on Form 8-K filed during the fourth quarter of 2001 - None.

Item 14  CONTROLS AND PROCEDURES

Essentially, all functions and operations of the Company are maintained by Frank Reich and Marie Reich, husband and wife and President and Chief Accounting Officer, respectively. As such and due to the very limited number of transactions, we believe our controls are adequate to facilitate the timely gathering of information and filing of accurate periodic reports.


                                     24

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant):                      Applewood's Restaurants, Inc.

/s/  Frank Reich                   Date: March 26, 2003
Frank Reich, President

/s/  Marie A. Reich                Date: March 26, 2003
Chief Accounting Officer



                                 Directors

/s/  Frank Reich                   Date: March 26, 2003
Frank Reich

/s/  John Reich                    Date: March 26, 2003
John Reich

/s/  Marie A. Reich                Date: March 26, 2003
Marie A. Reich







                                     25


                               CERTIFICATIONS
     I, Frank Reich, President, of Applewood's Restaurants, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-KSB of the registrant;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

/S/ Frank Reich
---------------------
Frank Reich,
President
March 26, 2003
                                     26

                               CERTIFICATIONS
I, Marie A. Reich, Chief Accounting Officer, of Applewood's Restaurants, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-KSB of the registrant;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

/S/ Marie A. Reich
------------------
Marie A. Reich
Chief Accounting Officer
March 26, 2003
                                     27