Form 10QSB
period 2003-03-31
APPLEWOODS RESTAURANTS INC
filed 2003-05-15
CIK 775926

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10QSB

 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2003

                     Commission File Number 33-14711-LA
                                            -----------

                       Applewood's Restaurants, Inc.
                      --------------------------------
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


                               (702) 896-0265
                               --------------
                        (Issuer's telephone number)

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

                  57,310,000 common stock, $0.01 par value
                  ----------------------------------------
                               March 31, 2003





                                   PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and changes in its financial position from December 31, 2002 through March 31, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                                   INDEX

                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheet - March 31, 2003 (Unaudited) . . . . . . . . . . .4

          Statements of Operations (Unaudited) For the Three Months
          Period Ended March 31, 2003 and 2002 . . . . . . . . . . . . . .5

          Statement of Cash Flows (Unaudited) For the Three Months
          Period Ended March 31, 2003 and 2002 . . . . . . . . . . . . . .6

          Notes to Financial Statements. . . . . . . . . . . . . . . . . .7

     Item 2. Plan of Operation . . . . . . . . . . . . . . . . . . . . . .8

     Item 3
     Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . .9

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .9

     Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . .9

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . .9

     Item 4.  Submission of Matters to a Vote of Security Holders. . . . .9

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . .9

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .9

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .10

Part I - Financial Information

Item 1. Financial Statements
                       Applewood's Restaurants, Inc.
                               Balance Sheet

                                                   March 31,   December 31,
                                                     2003          2002
                                                 ------------  ------------
                                   Assets

Current Assets
--------------
 Cash                                           $      -      $      -
                                                 ------------  ------------
   Total Assets                                 $      -      $      -
                                                 ============  ============

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
 Accounts Payable                               $        325  $        804
 Shareholders Loans                                   11,514        10,685
                                                 ------------  ------------
   Total Current Liabilities                          11,839        11,489

Stockholders' Equity
--------------------
 Common Stock 200,000,000 Shares
  Authorized at Par Value of $0.01;
  57,310,000 and 57,310,000 Shares
  Issued and Outstanding Respectively                573,100       573,100
 Paid in Capital                                     362,256       362,256
 Retained (Deficit)                                 (947,195)     (946,845)
                                                 ------------  ------------
   Total Stockholders' Equity                        (11,839)      (11,489)
                                                 ------------  ------------
   Total Liabilities & Stockholders' Equity     $       -     $       -
                                                 ============  ============

              See accompanying notes to financial statements.
                                     4

                       Applewood's Restaurants, Inc.
                          Statement of Operations
                                 Unaudited

                                                              For the Three Months
                                                              Ended March 31
                                                     2003          2002
                                                 ------------  ------------
Revenue                                         $       -     $       -
-------                                          ------------  ------------
Expenses
--------
 General & Administrative                                350         4,993
                                                 ------------  ------------
   Total Expenses                                        350         4,993
                                                 ------------  ------------
   Net Loss from Operations - Before Taxes              (350)       (4,993)

   Taxes                                                -             -
                                                 ------------  ------------
   Net Loss                                     $       (350) $     (4,993)
                                                 ============  ============
   Net Loss Per Share                           $      (0.00) $      (0.00)

   Weighted Average
   Shares Outstanding                             57,310,000    57,310,000


              See accompanying notes to financial statements.
                                     5

                       Applewood's Restaurants, Inc.
                          Statement of Cash Flows
                                 Unaudited

                                                              For the Three Months
                                                              Ended March 31,
                                                     2003          2002
                                                 ------------  ------------
Cash Flows from Operating Activities
------------------------------------
 Net Loss                                       $       (350) $     (4,993)
 Adjustments to reconcile net loss to net cash;
  Increase (Decrease) in accounts payable                350         1,975
                                                 ------------  ------------
   Net Cash Used in Operating Activities               -            (3,018)

Cash Flows from Investing Activities                   -             -
------------------------------------             ------------  ------------

   Net Cash Used in Investing Activities               -             -

Cash Flows from Financing Activities
------------------------------------

 Increase in Shareholder Loans                         -             2,188
                                                 ------------  ------------
   Net Cash Used in Financing Activities               -             2,188

   Increase (Decrease) in Cash                         -              (830)

   Cash at Beginning of Period                         -               830
                                                 ------------  ------------
   Cash at End of Period                        $      -      $      -
                                                 ============  ============
Supplemental Non Cash Disclosure
--------------------------------

 Interest                                       $      -      $      -
 Taxes                                                 -             -


              See accompanying notes to financial statements.
                                     6



                        Applewood's Restaurant, Inc.
                       Notes to Financial Statements
                               March 31, 2003

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


                        Applewood's Restaurant, Inc.
                       Notes to Financial Statements
                               March 31, 2003

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

NOTE 6 - Shareholder Loans
--------------------------

Advances have been made to the Company by its President and consultant at various times over the past year. The loans are payable upon demand, non interest bearing, and are unsecured. At March 31, 2003 the amount loaned to the Company totaled $11,514.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

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

Item 3.  Controls and Procedures

In accordance with the Sarbanes-Oxley Act, as part of the process of preparing this report for the period ended March 31, 2003, for filing with the Securities and Exchange Commission, our Chief Executive Officer and Chief Financial Officer evaluated the procedures and controls developed by us to gather information, including financial information and other information material for an understanding of our business and prospects. They concluded that at present, the procedures and controls are satisfactory to permit us to provide information to the persons responsible for preparing this report, to ensure that this report fairly presents in all material respects the financial condition, results of operation and cash flows of the company, and all other information necessary to understand the condition of the company and its operations.

Part II - Other Information

     Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . .None

     Item 2. Changes in Securities . . . . . . . . . . . . . . . . . .None

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . .None

     Item 4.  Submission of Matters to a Vote of Security Holders. . .None

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . .None

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .None




                                     9

                                 Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Applewood's Restaurants, Inc.

Date: May 13, 2003                      /S/ Frank Reich
                                        -----------------------------
                                        Frank Reich, President

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


May 13, 2003                       /S/ Frank Reich
                                   ------------------------------------
                                   Frank Reich, Chief Executive Officer


May 13, 2003                       /S/ Marie Reich
                                   ------------------------------------
                                   Marie Reich, Chief Financial Officer


















