Form 10QSB
period 2003-06-30
APPLEWOODS RESTAURANTS INC
filed 2003-08-14
CIK 775926

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10QSB

 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act
            of 1934 for the Quarterly Period Ended June 30, 2003

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

                               (702) 896-0265
                         -------------------------
                        (Issuer's telephone number)

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

                  57,310,000 common stock, $0.01 par value
                 ------------------------------------------
                               June 30, 2003







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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations and changes in its financial position from December 31, 2002 through June 30, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                                   INDEX

                                                                      Page
                                                                     ------
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

     Balance Sheet - June 30, 2003 (Unaudited) . . . . . . . . . . . . . 4

     Statements of Operations (Unaudited) For the Three Months
     and the Six Months Periods Ended June 30, 2003 and 2002 . . . . . . 5

     Statement of Cash Flows (Unaudited) For the Three Months and
     the Six Months Period Ended June 30, 2003 and 2002. . . . . . . . . 6

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . 7

  Item 2. Plan of Operation. . . . . . . . . . . . . . . . . . . . . . . 8

  Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . 8

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 9

  Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . 9

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . 9

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 9

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . 9

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 9

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .10


Part I - Financial Information

Item 1. Financial Statements
                       Applewood's Restaurants, Inc.
                               Balance Sheet

                                                   June 30,    December 31,
                                                     2003          2002
                                                 ------------  ------------
                                                 (Unaudited)
                                   Assets

Current Assets
--------------

 Cash                                            $      -      $      -
                                                 ------------  ------------
  Total Assets                                   $      -      $      -
                                                 ============  ============

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------

 Accounts Payable                                $     1,324   $       804
 Shareholders Loans                                   15,567        10,685
                                                 ------------  ------------
  Total Current Liabilities                           16,891        11,489

Stockholders' Equity
--------------------

 Common Stock 200,000,000 Shares
  Authorized at Par Value of $0.01;
  57,310,000 and 57,310,000 Shares
  Issued and Outstanding Respectively                573,100       573,100
 Paid in Capital                                     362,256       362,256
 Retained (Deficit)                                 (952,247)     (946,845)
                                                 ------------  ------------
  Total Stockholders' Equity                         (16,891)      (11,489)
                                                 ------------  ------------
  Total Liabilities & Stockholders' Equity       $      -      $      -
                                                 ============  ============


              See accompanying notes to financial statements.
                                     4

                       Applewood's Restaurants, Inc.
                          Statement of Operations
                                (Unaudited)

                           For the Three Months Ended   For the Six Months Ended
                                 June 30,     June 30,    June 30,     June 30,
                                   2003         2002        2003         2002
                               -----------  ----------- -----------  -----------

Revenue                        $     -      $      -     $     -     $      -
                               -----------  ----------- -----------  -----------

Expenses
--------

 General & Administrative           5,052        4,329       5,402        9,322
                               -----------  ----------- -----------  -----------
  Total Expenses                    5,052        4,329       5,402        9,322
                               -----------  ----------- -----------  -----------
  Net Income (Loss)
  Before Taxes                     (5,052)      (4,329)     (5,402)      (9,322)

  Taxes                              -            -           -            -
                               -----------  ----------- -----------  -----------
  Net Income (Loss)            $   (5,052)  $   (4,329) $   (5,402) $    (9,322)
                               ===========  =========== ===========  ===========

  Loss per Common Share        $     -      $      -    $     -     $      -

  Weighted Average
  Outstanding Shares           57,310,000   57,310,000  57,310,000   57,310,000




              See accompanying notes to financial statements.
                                     5

                       Applewood's Restaurants, Inc.
                          Statement of Cash Flows
                                (Unaudited)

                                                          For the Six Months
                                                             Ended June 30,
                                                          2003          2002
                                                      ------------  ------------
Cash Flows from Operating Activities
------------------------------------
 Net Loss                                             $    (5,402)  $    (9,322)
 Adjustments to reconcile net loss to net cash;
  Increase (Decrease) in accounts payable                     520         8,492
                                                      ------------  ------------
  Net Cash Used in Operating Activities                    (4,882)         (830)

Cash Flows from Investing Activities                        -             -
------------------------------------                  ------------  ------------

  Net Cash Used in Investing Activities                     -             -

Cash Flows from Financing Activities
------------------------------------
 Increase in Shareholder Loans                              4,882         -
                                                      ------------  ------------
  Net Cash Used in Financing Activities                     4,882         -

  Increase (Decrease) in Cash                               -              (830)

  Cash at Beginning of Period                               -               830
                                                      ------------  ------------
  Cash at End of Period                               $     -       $     -
                                                      ============  ============

Supplemental Non Cash Disclosure
--------------------------------

 Interest                                             $     -       $     -
 Taxes                                                      -             -



               See accompanying notes to financial statements
                                     6





                        Applewood's Restaurant, Inc.
                 Notes to (Unaudited) Financial Statements
                               June 30, 2003

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



                                 Continued
                                     7

                        Applewood's Restaurant, Inc.
                  Notes to (Unaudited) Financial Statements
                               June 30, 2003

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

NOTE 4 - Shareholder Loans
--------------------------

Advances have been made to the Company by its President and consultant at various times over the past year. The loans are payable upon demand, non interest bearing, and are unsecured. At June 30, 2003 the amount loaned to the Company totaled $15,567.

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


                                     8

ITEM 3.  CONTROLS AND PROCEDURES

In accordance with the Sarbanes-Oxley Act, as part of the process of preparing this report for the period ended June 30, 2003, for filing with the Securities and Exchange Commission, our Chief Executive Officer and Chief Financial Officer evaluated the procedures and controls developed by us to gather information, including financial information and other information material for an understanding of our business and prospects. They concluded that at present, the procedures and controls are satisfactory to permit us to provide information to the persons responsible for preparing this report, to ensure that this report fairly presents in all material respects the financial condition, results of operation and cash flows of the company, and all other information necessary to understand the condition of the company and its operations.


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

                                     Applewood's Restaurants, Inc.

Date: August 7, 2003                /S/ Frank Reich
                                     ------------------------------------
                                     Frank Reich, President


























                                     10