Form 10QSB
period 2003-09-30
APPLEWOODS RESTAURANTS INC
filed 2003-11-14
CIK 775926

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10QSB

 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2003

                    Commission File Number  33-14711-LA
                                            ------------

                       Applewood's Restaurants, Inc.
                 ------------------------------------------
     (Exact name of small business issuer as specified in its charter)

     Nevada                                                 88-0210214
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

6455 Industrial Park Road, Las Vegas, Nevada                        89118
--------------------------------------------                      ---------
 (Address of Principal Executive Offices)                        (Zip Code)

                               (702) 896-0265
                              ----------------
                        (Issuer's telephone number)

                                    N/A
                                 ---------
            (Former name, former address and former fiscal year,
                       if changed since last report)

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

                  57,310,000 common stock, $0.01 par value
                 ------------------------------------------
                             September 30, 2003






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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of its operations and changes in its financial position from December 31, 2002 through September 30, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.










































                                     2

                                   INDEX

                                                                       Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

     Balance Sheet - September 30, 2003 (Unaudited). . . . . . . . . . . 4

     Statement of Operations (Unaudited) For the Three Months and the Nine Months Periods Ended September 30, 2003 and 2002 . . . 5

     Statement of Cash Flows (Unaudited) For the Three Months and the Nine Months Periods Ended September 30, 2003 and 2002 . . . 6

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

























                                     3

Part I - Financial Information

Item 1. Financial Statements
                       Applewood's Restaurants, Inc.
                               Balance Sheet

                                                September 30,  December 31,
                                                     2003          2002
                                                 ------------  ------------
                                                  (Unaudited)

                                   Assets

Current Assets
--------------

 Cash                                           $      -      $      -
                                                ------------   ------------
  Total Assets                                  $      -      $      -

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
 Accounts Payable                               $      1,799  $        804
 Shareholders Loans                                   16,974        10,685
                                                ------------   ------------
   Total Current Liabilities                          18,773        11,489

Stockholders' Equity
--------------------
 Common Stock 200,000,000 Shares
  Authorized at Par Value of $0.01;
  57,310,000 and 57,310,000 Shares
  Issued and Outstanding Respectively                573,100       573,100
 Paid in Capital                                     362,256       362,256
 Accumulated (Deficit)                              (954,129)     (946,845)
                                                ------------   ------------
   Total Stockholders' Equity                        (18,773)      (11,489)
                                                ------------   ------------
   Total Liabilities & Stockholders' Equity     $      -      $      -
                                                 ============  ============














              See accompanying notes to financial statements.
                                     4

                       Applewood's Restaurants, Inc.
                          Statement of Operations
                                (Unaudited)

                                  For the Three Months        For the Nine Months
                                   Ended September 30,        Ended September 30,
                                   2003          2002          2003          2002
                               ------------  ------------  ------------  ------------
Revenue                        $     -       $     -      $      -      $      -
-------                        ------------  ------------  ------------  ------------

Expenses
--------
 General & Administrative            1,884         1,200         7,284        10,522
                               ------------  ------------  ------------  ------------
  Total Expenses                     1,884         1,200         7,284        10,522
                               ------------  ------------  ------------  ------------
  Income (Loss)
  from Operations                   (1,884)       (1,200)       (7,284)      (10,522)

Other Income (Expenses)
-----------------------
 Forgiveness of Debt                 -             5,000         -             5,000
                               ------------  ------------  ------------  ------------
  Total Other
  Income (Expense)                   -             5,000         -             5,000
                               ------------  ------------  ------------  ------------
  Net Income (Loss)
  Before Taxes                      (1,884)        3,800        (7,284)       (5,522)

  Taxes                              -             -             -             -
                               ------------  ------------  ------------  ------------
  Net Income (Loss)            $    (1,884)  $     3,800  $     (7,284) $     (5,522)
                               ============  ============  ============  ============

  Loss per Common
  Share                        $     -       $     -      $      -      $      -

  Weighted Average
  Outstanding Shares            57,310,000    57,310,000    57,310,000    57,310,000


              See accompanying notes to financial statements.
                                     5

                       Applewood's Restaurants, Inc.
                          Statement of Cash Flows
                                (Unaudited)

                                                    For the Nine Months
                                                    Ended September 30,
                                                     2003          2002
                                                 ------------  ------------
Cash Flows from Operating Activities
------------------------------------
 Net (Loss)                                     $     (7,284) $     (5,522)
 Adjustments to Reconcile Net Loss to
 Net Cash;
  Increase (Decrease) in;
   Accounts Payable/Interest Payable                     995         4,692
                                                 ------------  ------------
   Net Cash Provided (Used) by
   Operating Activities                               (6,289)         (830)

Cash Flows from Investing Activities                   -             -
------------------------------------             ------------  ------------

Cash Flows from Financing Activities
------------------------------------
 Increase in Shareholder Loans                         6,289         -
                                                 ------------  ------------
  Net Cash Provided by Financing Activities            6,289         -
                                                 ------------  ------------
   Increase (Decrease) in Cash                         -              (830)

   Cash, Beginning of Period                           -               830
                                                 ------------  ------------
   Cash, End of Period                          $      -      $      -
                                                 ============  ============

Supplemental Cash Flow Information
----------------------------------
 Interest                                       $      -      $      -
 Taxes                                                 -             -


              See accompanying notes to financial statements.

                                     6

                        Applewood's Restaurant, Inc.
                       Notes to Financial Statements
                             September 30, 2003

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




                                 Continued
                                     7

                        Applewood's Restaurant, Inc.
                       Notes to Financial Statements
                             September 30, 2003

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

NOTE 4 - Shareholder Loans
--------------------------

Advances have been made to the Company by its President and consultant at various times over the past year. The loans are payable upon demand, non interest bearing, and are unsecured. At September 30, 2003 the amount loaned to the Company totaled $16,974.


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

Item 3.  Controls and Procedures

In accordance with the Sarbanes-Oxley Act, as part of the process of preparing this report for the period ended September 30, 2003, for filing with the Securities and Exchange Commission, our Chief Executive Officer and Chief Financial Officer evaluated the procedures and controls developed by us to gather information, including financial information and other information material for an understanding of our business and prospects. They concluded that at present, the procedures and controls are satisfactory to permit us to provide information to the persons responsible for preparing this report, to ensure that this report fairly presents in all material respects the financial condition, results of operation and cash flows of the company, and all other information necessary to understand the condition of the company and its operations.

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

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . .None

     Item 4.  Submission of Matters to a Vote of Security Holders. . .None

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . .None

     Item 6.  Exhibits and Reports on Form 8-K

     8-K Filings . . . . . . . . . . . . . . . . . . . . . . . . . . .None

     Exhibit Index

     31.1 Certification of Chief Executive Officer, pursuant
          to Rule 13a-14(a) under the Securities Exchange Act
          of 1934, as adopted pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.. . . . . . . . . . . . . . . Attached

     31.2 Certification of Chief Executive Officer, pursuant
          to Rule 13a-14(a) under the Securities Exchange Act
          of 1934, as adopted pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.. . . . . . . . . . . . . . . Attached

     32.1 Certification pursuant to 18 U.S.C. Section 1350,
          as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 . . . . . . . . . . . . . . . Attached





























                                     9

                                 Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Applewood's Restaurants, Inc.

Date: November 14, 2003            /S/ Frank Reich
                                   --------------------------------------
                                   Frank Reich, Chief Executive Officer


Date: November 14, 2003            /S/ Marie Reich
                                   --------------------------------------
                                   Marie Reich, Chief Executive Officer












































                                     10