Form 10KSB
period 2003-12-31
APPLEWOODS RESTAURANTS INC
filed 2004-04-13
CIK 775926

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the fiscal year ended December 31, 2003

                   Commission file number:  33-14711-LA
                                           -------------

                       Applewood's Restaurants, Inc.
                       ------------------------------
              (Name of small business issuer in its charter)

                                   NEVADA
                                  -------
      (State or Other Jurisdiction of Incorporation or Organization)

                                 88-0210214
                                -----------
                    (I.R.S. Employer Identification No.)

     6455 Industrial Park Rd., Suite K, Las Vegas, NV              89118
     ------------------------------------------------           -----------
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

As of February 29, 2004, the aggregate market value of the voting stock held by non-affiliates (28,560,000 shares of $.01 par value Common Stock) was $456,960. The stock price for computation purposes was $0.016, based on the most recent market sales for the Company's securities. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

     The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, February 29, 2004, was 57,310,000 shares.

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

Part II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
  Item 5.   Market for the Company's Common Equity and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . .11
  Item 6.   Management's Discussion and Analysis or Plan
                Of Operation . . . . . . . . . . . . . . . . . . . . . .11
  Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . .12
  Item 8.   Disagreements with Accountants on Accounting and
                 Financial Disclosure. . . . . . . . . . . . . . . . . .21
  Item 8a  Disclosure Controls and Procedures. . . . . . . . . . . . . .21

Part III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22
  Item 9.   Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the
                 Exchange Act; Audit Committee; and Code of Ethics . . .22
  Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . .24
  Item 11.  Security Ownership of Certain Beneficial Owners and
                  Management . . . . . . . . . . . . . . . . . . . . . .25
  Item 12.  Certain Relationships and Related Transactions . . . . . . .25
  Item 13.  Exhibits and Reports on Form 8-k . . . . . . . . . . . . . .26
  Item 14.  Principal Accountant Fees and Services . . . . . . . . . . .26

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

     We were organized under the laws of the State of Nevada on June 7, 1985 to engage in any lawful corporate undertaking. During the late spring and early summer of 1987 the Company raised gross proceeds of $800,000 in a public offering of units of one share of common stock and two common stock purchase warrants at a purchase price per unit of $.05. Net proceeds to the company of approximately $628,000 were used to develop and open the Cotton Creek Restaurant and Saloon in Huntington Beach, CA which opened in June of 1988. As a result of several factors including the change in the minimum wage law for tipped employees, the lack of liquidity and significant opening losses however, management was forced to close the restaurant on February 19, 1989. Subsequently the Company attempted to raise additional capital to reopen the restaurant but failed and finally during the fourth quarter of fiscal 1990 the Company was able to renegotiate and to pay off its remaining debts by way of selling the assets including its liquor license. Since approximately June 1, 1990 the Company has been dormant until recently when it adopted its current business plan as set forth below.

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

     We have attempted to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We believe there are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These benefits are commonly thought to include the following:

     *    the ability to use securities to acquire assets or businesses;
     *    increased visibility in the marketplace;
     *    ease of borrowing from financial institutions;
     *    improved stock trading efficiency;
     *    shareholder liquidity;
     *    greater ease in subsequently raising capital;
     *    compensation of key employees through stock options;
     *    enhanced corporate image;
     *    a presence in the United States capital market.
                                     3
     Target companies interested in a business combination with the Company may include the following:
     * a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;
     * a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
     * a company which desires to become public with less dilution of its common stock than would normally occur upon an underwriting;
     * a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
     * a foreign company which may wish an initial entry into the United States securities market;
     * a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
     * a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

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

               Quarter Ended                          High         Low
               ------------------------------    ------------  ------------
               December 31, 2002                $        .03  $        .01
               March 31, 2003                   $      0.016  $      0.016
               June 30, 2003                    $      0.016  $      0.016
               September 30, 2003               $       0.06  $      0.016
               December 31, 2003                $       0.05  $      0.012

     Prior to July, 2002, our stock had not traded since 1990.

     (b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock as of February 29, 2004 was approximately 366.

     (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

     (d) Recent Sales of Unregistered Securities. On August 24, 2001 the Board of Directors authorized the issuance of ten million (10,000,000) shares of restricted common stock to each of Eugene Geller and Frank Reich in exchange for four thousand dollars ($4,000) in cash received from each and a commitment to loan the company additional funds as necessary over time until such time as a merger or acquisition with an operating company has been completed. Additionally, Mr. Geller and Mr. Reich agreed to assist the company without the receipt of payment to complete the company's current reports and assist in the location of an appropriate merger or acquisition candidate. The company relied on Sec. 4(2) of the Securities Act of 1933 as amended for the exemption from registration as there was no public offering involved.

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

     Plan of Operation

     See Part I, Item 1., "Description of Business-Plan of Operation." Liquidity and Capital Resources.

     At December 31, 2003 and 2002, the Company's fiscal years end, the Company had cash and cash equivalents of $-0-. While the Company has no foreseeable capital commitments other than legal and accounting expenses, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of the business, operations, or assets of an operating entity. At present time, Management has no plans to raise additional funds through borrowings or the issuance of debt or equity other than as necessary from loans from directors. As of December 31, 2003, our loans from directors increased to $20,023 from $10,685 at December 31, 2002 as a result of receipt of directors loans to fund current operations.

     We believe that our current cash and equivalents as may be supplemented with loans from directors will satisfy our expected working capital requirements through fiscal 2004.

                       Item 7.  Financial Statements

     The report of the independent auditors on the financial statements appears at Page 13 and the financial statements and their accompanying footnotes appear at Pages 14 through 20 hereof. These financial statements and related financial information required to be filed hereunder are incorporated herein by reference.






                       Applewood's Restaurants, Inc.

                            Financial Statements

                             December 31, 2003
                                     &
                             December 31, 2002

/Letterhead/






                        Independent Auditors Report
                        ---------------------------

Board of Directors
Applewood's Restaurants, Inc.

We have audited the accompanying balance sheets of Applewood's Restaurant, Inc., as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Applewood's Restaurant, Inc., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah 84010
March 22, 2004

                       APPLEWOOD'S RESTAURANTS, INC.
                               Balance Sheet
                                December 31

                                                     2003          2002
                                                 ------------  ------------
                                   ASSETS

Current Assets
--------------

   Cash (Note 2)                                 $     -       $     -
                                                 ------------  ------------
      Total Assets                               $     -       $     -
                                                 ============  ============

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------

   Accounts Payable                              $       338   $       804
   Shareholders Loans                                 20,023        10,685
                                                 ------------  ------------
      Total Current Liabilities                       20,361        11,489

Stockholders' Equity
--------------------

   Common Stock 200,000,000 Shares
     Authorized at Par Value of $0.01;
     57,310,000 and 57,310,000 Shares
     Issued and Outstanding Respectively             573,100       573,100
   Paid in Capital                                   362,256       362,256
   Retained (Deficit)                               (955,717)     (946,845)
                                                 ------------  ------------
      Total Stockholders' Equity                     (20,361)      (11,489)
                                                 ------------  ------------
      Total Liabilities &
      Stockholders' Equity                       $     -       $     -
                                                 ============  ============















The accompanying notes are an integral part of these financial statemtents.
                                     14

                       APPLEWOOD'S RESTAURANTS, INC.
                          Statement of Operations
                      For the Years Ended December 31

                                                     2003          2002
                                                 ------------  ------------
Revenue                                          $     -       $     -
-------                                          ------------  ------------

Expenses
--------

   General & Administrative                           (8,872)      (12,530)
                                                 ------------  ------------
      Total Operating Expenses                        (8,872)      (12,530)
                                                 ------------  ------------
Other Income (Expenses)
-----------------------

   Forgiveness of Debt                                 -             5,000
                                                 ------------  ------------
      Total Other Income (Expenses)                    -             5,000
                                                 ------------  ------------

      Income (Loss) Before Taxes                      (8,872)       (7,530)

      Taxes                                            -             -
                                                 ------------  ------------
      Net Income (Loss)                          $    (8,872)  $    (7,530)
                                                 ============  ============

      Net Loss Per Share (Note 2)                $     (0.00)  $     (0.00)

      Weighted Average Shares
      Outstanding (Note 2)                        57,310,000    57,310,000






















 The accompanying notes are an integral part of these financial statements.
                                     15

                       APPLEWOOD'S RESTAURANTS, INC.
                     Statement of Stockholders' Equity
                 From January 1, 2001 to December 31, 2003

                                     Common Stock         Paid In    Retained
                                  Shares       Amount     Capital    (Deficit)
                              -------------------------------------------------

Balance,
January 1, 2001                37,310,000   $  373,100  $  554,256   $ (927,906)

Shares issued for cash
valued at $.0004 per share     20,000,000      200,000    (192,000)       -

Net loss for year ended
December 31, 2001                   -            -           -          (11,409)
                               -------------------------------------------------
Balance,
December 31, 2001              57,310,000      573,100     362,256     (939,315)

Net Loss for year ended
December 31, 2002                   -            -           -           (7,530)
                               -------------------------------------------------
Balance,
December 31, 2002              57,310,000      573,100     362,256     (946,845)

Net Loss for year ended
December 31, 2003                   -            -           -           (8,872)
                               -------------------------------------------------
Balance,
December 31, 2003              57,310,000  $   573,100  $  362,256  $  (955,717)
                               =================================================























 The accompanying notes are an integral part of these financial statements.
                                     16

                       APPLEWOOD'S RESTAURANTS, INC.
                          Statement of Cash Flows
                      For the Years Ended December 31

                                                           2003          2002
                                                      ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                            $    (8,872)  $    (7,530)
  Adjustments to Reconcile Net Loss to Net Cash;
   Increase (Decrease) in Accounts Payable                   (466)       (3,985)
                                                      ------------  ------------
     Net Cash Used in Operating Activities                 (9,338)      (11,515)

Cash Flows from Investing Activities                        -             -
------------------------------------                  ------------  ------------

Cash Flows from Financing Activities
------------------------------------

  Proceeds from Shareholders Loans                          9,338        10,685
  Issuance of Stock for Cash                                -             -
                                                      ------------  ------------
     Net Proceeds from Financing Activities                 9,338        10,685

     Increase (Decrease) in Cash                            -              (830)
                                                      ------------  ------------
     Cash at Beginning of Period                            -               830
                                                      ------------  ------------
     Cash at End of Period                            $     -       $     -
                                                      ============  ============










 The accompanying notes are an integral part of these financial statements.
                                     17

                        APPLEWOOD'S RESTAURANT, INC.
                       Notes to Financial Statements
                             December 31, 2003

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

                        APPLEWOOD'S RESTAURANT, INC.
                       Notes to Financial Statements
                             December 31, 2003

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2003 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                        APPLEWOOD'S RESTAURANT, INC.
                       Notes to Financial Statements
                             December 31, 2003

NOTE 6 - Income Taxes (continued)
---------------------

The Company has cumulative net operating loss carryforwards of approximately $955,717 at December 31, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2003 have been offset by valuation reserves of the same amount.

The Company has available approximately $955,717 in net operating loss carryforwards that will begin to expire in the year 2005.

NOTE 7 - Shareholder Loans
--------------------------

Advances have been made to the Company by its President and a shareholder at various times over the past year. The loans are payable upon demand, non interest bearing, and are unsecured. At December 31, 2003 the amount loaned to the Company totaled $20,023.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Our independent auditors, Bierwolf, Nilson & Associates, Certified Public Accountants, informed us that on February 10, 2004, that firm had merged its operations into Chisholm, Bierwolf & Nilson, LLC. Bierwolf, Nilson & Associates had audited our financials statements for the two fiscal years ended December 31, 2002 and 2001 and its reports for each of the two fiscal years did not contain an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Bierwolf, Nilson & Associates on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period preceding the date of resignation. Our board of directors approved the change in auditors.

     During the two most recent fiscal years ended December 31, 2003 and 2002, and through February 12, 2004, we did not consult with Chisholm, Bierwolf & Nilson, LLC regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Chisholm, Bierwolf & Nilson, LLC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event.

     On February 20, 2004, our board of directors met as a group and determined to engage Chisholm, Bierwolf & Nilson LLC as our independent auditors to audit our year ended December 31, 2003. Except with respect to normal communications had with our prior auditors which merged with our new independent auditors neither the Registrant nor anyone on our behalf consulted with the newly engaged accountant regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on our financial statements.

Item 8a. Controls and Procedures

     Disclosure Controls and Procedures.

     The principal executive officer, Frank Reich and principal financial officer, Marie Reich, have concluded, based on their evaluations, as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange
Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to the management, including the principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

     Internal Control Over Financial Reporting.

     There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company's controls will succeed in achieving their stated goals under all potential future conditions.

                                  PART III

   Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Audit Committee;
                             and Code of Ethics

     (a) Directors and Executive Officers. The Company has the following directors and executive officers:

Name                Age       Position                 Since
-------------------------------------------------------------------
Frank Reich         67        President & Director     June 1985


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

Name                Age       Position                 Since
-------------------------------------------------------------------
John Reich          64        Director                 June, 1985


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

Name                Age       Position                 Since
-------------------------------------------------------------------
Marie A. Reich      52        Chief Accounting         June, 1985
                              Officer & Director

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

Name                Age       Position                 Since
-------------------------------------------------------------------
Eugene Geller       51        Promoter                 August, 2001

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

     John Reich and Frank Reich are brothers and Marie A. Reich is Frank Reich's wife.

     (b)  Compliance with Section 16(a) of the Securities Exchange Act of
1934.

          Under U.S. securities laws, directors, certain executive officers and persons holding more than ten percent of the Company's common stock must report their initial ownership of the common stock and changes in that ownership to the SEC. The SEC has designated specific due dates for those reports and the Company must identify in this report those persons who did not file these reports when due. Based solely on the Company's review of copies of the reports filed with the SEC in the most recent fiscal year and written representations of its directors and executive officers, the Company believes that its current officers and directors are in compliance with Section 16(a).

     (c)  Audit Committee and Financial Expert

          The Company's Board of Directors functions as its audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

     (d)  Code of Ethics

          A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote;

          * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

          * Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

          * Compliance with applicable governmental laws, rules and regulations;

          * The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

          *    Accountability for adherence to the code.

          Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

                      Item 10. Executive Compensation

     No officer has received any form of compensation from the Company for services since 1988. No retirement, pension, profit sharing, stock option or insurance plans or programs or other similar plans or programs have been adopted by the Company for the benefit of its employees.

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

                              Amount and Nature
Name and Address              of Beneficial            Percentage
Beneficial Ownership          Ownership                of Class
------------------------------------------------------------------
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

          Item 12. Certain Relationships and Related Transactions

     During August, 2001, the Company issued a total of 20,000,000 shares of Common Stock to the following persons:

NAME                NUMBER OF TOTAL SHARES   CONSIDERATION
----------------------------------------------------------------------
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



Item 13. Exhibits and Reports on Form 8-k
  (a)  Exhibits

     The following exhibits are furnished as part of this report:

     Item 601
     Exhibit No.         Description
     ---------------------------------------------------------------------
     3.1                 Articles of Incorporation*
     3.2                 Bylaws*
     16                  Letter on change in certifying accountant**
     31.1                Certification of President pursuant to Section 302
                         of the Sarbanes-Oxley Act of 2002. Filed herewith.
     31.2                Certification of Chief Accounting Officer pursuant
                         to Section 302 of the Sarbanes-Oxley Act of 2002.
                         Filed herewith.
     32.1                Certification pursuant to U.S.C. Section 1350 as
                         adopted pursuant to Section 906 of the Sarbanes-
                         Oxley Act of 2002.  Filed herewith.

          * Previously filed.
          ** Previously filed on Form 8-K filed February 24, 2004.

  (b)  Reports on Form 8-K filed during the fourth quarter of 2003   None.

              Item 14. Principal Accountant Fees and Services

Audit Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and 2002 were $5,000 and $3,500, respectively.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2003 and 2002.

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2003, were approved by the Board of Directors.
                                     26

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Applewood's Restaurants, Inc.

                              /s/  Frank Reich   Date:  April  10, 2004
				           Frank Reich, President




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                     Title                         Date
-----------------------       -----                         ----

/s/ Frank Reich               President and Director        April 10, 2004
-----------------------
Frank Reich

/s/ Marie A. Reich            Chief Accounting Officer      April 10, 2004
-----------------------       and Director
Marie A. Reich

/s/ John Reich                Director                      April 10, 2004
-----------------------
John Reich