Form 10QSB
period 2004-03-31
APPLEWOODS RESTAURANTS INC
filed 2004-05-24
CIK 775926

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10QSB

 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2003

                     Commission File Number 33-14711-LA
                                          --------------

                       Applewood's Restaurants, Inc.
                       ------------------------------
     (Exact name of small business issuer as specified in its charter)

     Nevada                                                 88-0210214
--------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)

6455 Industrial Park Road, Las Vegas Nevada                       89118
--------------------------------------------                  -------------
   (Address of Principal Executive Offices)                      (Zip Code)


                               (702) 896-0265
                             ------------------
                        (Issuer's telephone number)

                                    N/A
                                  -------
            (Former name, former address and former fiscal year,
                       if changed since last report)

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

                  57,310,000 common stock, $0.01 par value
                  ----------------------------------------
                               March 31, 2004






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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of its operations and changes in its financial position from December 31, 2003 through March 31, 2004 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                                   INDEX

                                                                      Page
                                                                     ------
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

     Balance Sheet - March 31, 2004 (Unaudited). . . . . . . . . . . . .3

     Statements of Operations (Unaudited) For the Three Months
     Period Ended March 31, 2004 and 2003. . . . . . . . . . . . . . . .4

     Statement of Cash Flows (Unaudited) For the Three Months
     Period Ended March 31, 2004 and 2003. . . . . . . . . . . . . . . .5

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

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . 8

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . 8

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 8

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Part I - Financial Information

Item 1. Financial Statements
                       Applewood's Restaurants, Inc.
                               Balance Sheet

                                                   March 31,   December 31,
                                                     2004          2003
                                                 ------------  ------------
                                   Assets

Current Assets
--------------
 Cash                                            $     -       $     -
                                                 ------------  ------------
   Total Assets                                  $     -       $     -
                                                 ============  ============

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------

 Accounts Payable                                $     3,096   $       338
 Shareholders Loans                                   20,361        20,023
                                                 ------------  ------------
   Total Current Liabilities                          23,457        20,361

Stockholders' Equity
--------------------

 Common Stock 200,000,000 Shares
  Authorized at Par Value of $0.01;
  57,310,000 and 57,310,000 Shares
  Issued and Outstanding Respectively                573,100       573,100
 Paid in Capital                                     362,256       362,256
 Retained (Deficit)                                 (958,813)     (955,717)
                                                 ------------  ------------
   Total Stockholders' Equity                        (23,457)      (20,361)
                                                 ------------  ------------
   Total Liabilities & Stockholders' Equity      $     -       $     -
                                                 ============  ============


              See accompanying notes to financial statements.
                                     4

                       Applewood's Restaurants, Inc.
                          Statement of Operations
                                 Unaudited

                                                             For the Three Months
                                                             Ended March 31,
                                                     2004          2003
                                                 ------------  ------------
Revenue                                          $     -       $     -
-------                                          ------------  ------------

Expenses
--------
 General & Administrative                              3,096           350
                                                 ------------  ------------
   Total Expenses                                      3,096           350
                                                 ------------  ------------
   Net Loss from Operations - Before Taxes            (3,096)         (350)

   Taxes                                               -             -
                                                 ------------  ------------

   Net Loss                                      $    (3,096)  $      (350)
                                                 ============  ============

   Net Loss Per Share                            $     (0.00)  $     (0.00)
                                                 ============  ============
   Weighted Average
   Shares Outstanding                             57,310,000    57,310,000
                                                 ============  ============



              See accompanying notes to financial statements.
                                     5


                       Applewood's Restaurants, Inc.
                          Statement of Cash Flows
                                 Unaudited

                                                             For the Three Months
                                                             Ended March 31,
                                                     2004          2003
                                                 ------------  ------------
Cash Flows from Operating Activities
------------------------------------

 Net Loss                                        $    (3,096)   $     (350)
 Adjustments to reconcile net loss to net cash;
  Increase (Decrease) in accounts payable              3,096           350
                                                 ------------  ------------
   Net Cash Used in Operating Activities               -             -

Cash Flows from Investing Activities                   -             -
------------------------------------             ------------  ------------

   Net Cash Used in Investing Activities               -             -

Cash Flows from Financing Activities
------------------------------------
 Increase in Shareholder Loans                         -             -
                                                 ------------  ------------

   Net Cash Used in Financing Activities               -             -

   Increase (Decrease) in Cash                         -             -

   Cash at Beginning of Period                         -             -
                                                 ------------  ------------
   Cash at End of Period                         $     -       $     -
                                                 ============  ============

Supplemental Non Cash Disclosure
--------------------------------
 Interest                                        $     -       $     -
 Taxes                                                 -             -



               See accompanying notes to financial statements
                                     6

                        Applewood's Restaurant, Inc.
                       Notes to Financial Statements
                               March 31, 2004

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



                                 Continued
                                     7

                        Applewood's Restaurant, Inc.
                       Notes to Financial Statements
                               March 31, 2004

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

NOTE 6 - Shareholder Loans
--------------------------

Advances have been made to the Company by its President and consultant at various times over the past year. The loans are payable upon demand, non interest bearing, and are unsecured. At March 31, 2004 the amount loaned to the Company totaled $20,361.




                                     8

Item 2. Management's Discussion and Analysis of Financial Condition and

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

Item 3.  Controls and Procedures

In accordance with the Sarbanes-Oxley Act, as part of the process of preparing this report for the period ended March 31, 2004, for filing with the Securities and Exchange Commission, our Chief Executive Officer and Chief Financial Officer evaluated the procedures and controls developed by us to gather information, including financial information and other information material for an understanding of our business and prospects. They concluded that at present, the procedures and controls are satisfactory to permit us to provide information to the persons responsible for preparing this report, to ensure that this report fairly presents in all material respects the financial condition, results of operation and cash flows of the company, and all other information necessary to understand the condition of the company and its operations.

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

     Item 2. Changes in Securities . . . . . . . . . . . . . . . . . .None

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . .None

     Item 4.  Submission of Matters to a Vote of Security Holders. . .None

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . .None








                                     9

     Item 6.

     Exhibits

     Exhibit 31.1 Certification of Chief Financial Officer

     Exhibit 31.2 Certification of Chief Operating Officer

     Exhibit 32.1 Certification Pursuant to Section 906 of Sarbannes-Oxley

     Reports on Form 8-K

     On February 24, 2004, the Company filed a Form 8-K to report a change in auditor.















                                     10

                                 Signatures

               In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Applewood's Restaurants, Inc.

Date: May 20, 2004            /S/ Frank Reich
                              ---------------------------------------
                              Frank Reich, President
















                                     11