Form 10QSB
period 2004-06-30
APPLEWOODS RESTAURANTS INC
filed 2004-08-16
CIK 775926

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10QSB

 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act
            of 1934 for the Quarterly Period Ended June 30, 2004

                     Commission File Number 33-14711-LA
                                           -------------

                       Applewood's Restaurants, Inc.
                      -------------------------------
     (Exact name of small business issuer as specified in its charter)

     Nevada                                                   88-0210214
-------------------------------                        --------------------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                        Identification No.)

6455 Industrial Park Road, Las Vegas Nevada                       89118
-------------------------------------------                   -------------
   (Address of Principal Executive Offices)                      (Zip Code)


                               (702) 896-0265
                              ---------------
                        (Issuer's telephone number)

                                    N/A
                                   -----
            (Former name, former address and former fiscal year,
                       if changed since last report)

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

                  57,310,000 common stock, $0.01 par value
                 ------------------------------------------
                               June 30, 2004






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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of its operations and changes in its financial position from December 31, 2003 through June 30, 2004 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                                   INDEX

                                                                     Page
                                                                   --------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheet - June 30, 2004 (Unaudited). . . . . . . . . . 4

          Statements of Operations (Unaudited) for the Three
          Months and the Six Months Periods Ended June 30,
          2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . 5

          Statement of Cash Flows (Unaudited) For the Three
          Months and the Six Months Periods Ended June 30,
          2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . 6

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

     Item 4.  Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . . . . . . 9

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . 9

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 9

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . .10


Part I - Financial Information

Item 1. Financial Statements
                       Applewood's Restaurants, Inc.
                               Balance Sheet

                                                   June 30,    December 31,
                                                     2004          2003
                                                 ------------  ------------
                                                  (Unaudited)
                                   Assets
Current Assets
--------------
   Total Assets                                  $     -       $     -
                                                 ============  ============
                     Liabilities & Stockholders' Equity
Current Liabilities
-------------------
 Accounts Payable                                $     6,998   $       338
 Shareholders Loans                                   21,325        20,023
                                                 ------------  ------------
   Total Current Liabilities                          28,323        20,361

Stockholders' Equity
--------------------
 Common Stock 200,000,000 Shares
  Authorized at Par Value of $0.01;
  57,310,000 and 57,310,000 Shares
  Issued and Outstanding Respectively                573,100       573,100
 Paid in Capital                                     362,256       362,256
 Retained (Deficit)                                 (963,679)     (955,717)
                                                 ------------  ------------
   Total Stockholders' Equity                        (28,323)      (20,361)
                                                 ------------  ------------
   Total Liabilities & Stockholders' Equity      $     -       $     -
                                                 ============  ============















              See accompanying notes to financial statements.
                                     4

                       Applewood's Restaurants, Inc.
                          Statement of Operations
                                 Unaudited

                              For the Three Months Ended   For the Six Months Ended
                                       June 30,                    June 30,
                                   2004          2003          2004          2003
                               ------------  ------------  ------------  ------------

Revenue                        $     -       $     -       $     -       $     -
-------                        ------------  ------------  ------------  ------------

Expenses
--------

 General & Administrative            4,866         5,052         7,962         5,402
                               ------------  ------------  ------------  ------------

  Total Expenses                     4,866         5,052         7,962         5,402
                               ------------  ------------  ------------  ------------
  Net Income (Loss)
  Before Taxes                      (4,866)       (5,052)       (7,962)       (5,402)

  Taxes                              -             -             -             -
                               ------------  ------------  ------------  ------------

  Net Income (Loss)            $    (4,866)  $    (5,052)  $    (7,962)  $    (5,402)
                               ============  ============  ============  ============

  Loss per Common Share        $     -       $     -       $     -       $     -

  Weighted Average
  Outstanding Shares            57,310,000    57,310,000    57,310,000    57,310,000







              See accompanying notes to financial statements.
                                     5


                       Applewood's Restaurants, Inc.
                          Statement of Cash Flows
                                 Unaudited

<Caption
                                                     For the Six Months
                                                       Ended June 30,
                                                     2003          2002
                                                 ------------  ------------
Cash Flows from Operating Activities
------------------------------------

  Net Loss                                       $    (7,962)  $    (5,402)
  Adjustments to reconcile net loss to net cash;
   Increase (Decrease) in accounts payable               964           520
                                                 ------------  ------------

     Net Cash Used in Operating Activities            (6,998)       (4,882)


Cash Flows from Investing Activities                   -             -
------------------------------------             ------------  ------------

     Net Cash Used in Investing Activities             -             -
                                                 ------------  ------------

Cash Flows from Financing Activities
------------------------------------

  Increase in Shareholder Loans                        6,998         4,882
                                                 ------------  ------------

     Net Cash Used in Financing Activities             6,998         4,882

     Increase (Decrease) in Cash                       -             -

     Cash at Beginning of Period                       -             -
                                                 ------------  ------------

     Cash at End of Period                       $     -       $     -
                                                 ============  ============

Supplemental Non Cash Disclosure
--------------------------------
  Interest                                       $     -       $     -
  Taxes                                                -             -




              See accompanying notes to financial statements.
                                     6



                        Applewood's Restaurant, Inc.
                       Notes to Financial Statements
                               June 30, 2004

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



                                 Continued
                                     7

                        Applewood's Restaurant, Inc.
                       Notes to Financial Statements
                               June 30, 2004

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

NOTE 6 - Shareholder Loans
--------------------------

Advances have been made to the Company by its President and consultant at various times over the past year. The loans are payable upon demand, non interest bearing, and are unsecured. At June 30, 2004 the amount loaned to the Company totaled $24,263.













                                     8

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

ITEM 3.  CONTROLS AND PROCEDURES

In accordance with the Sarbanes-Oxley Act, as part of the process of preparing this report for the period ended June 30, 2004, for filing with the Securities and Exchange Commission, our Chief Executive Officer and Chief Financial Officer evaluated, as of June 30, 2004 ("Evaluation Date") the procedures and controls developed by us to gather information, including financial information and other information material for an understanding of our business and prospects. They concluded that at present, the procedures and controls are satisfactory to permit us to provide information to the persons responsible for preparing this report, to ensure that this report fairly presents in all material respects the financial condition, results of operation and cash flows of the company, and all other information necessary to understand the condition of the company and its operations.

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

                                        APPLEWOOD'S RESTAURANTS, INC.

Date: July 29, 2004                 /S/ Frank Reich
                                        ------------------------------
                                        Frank Reich, President























                                     10