Form 10QSB
period 2004-09-30
Securac Corp
filed 2004-11-22
CIK 775926

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10QSB

  Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of
                1934 for the Quarterly Period Ended June 30, 2004

                       Commission File Number 33-14711-LA
                                              ------------

                                  Securac Corp.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                            88-0210214
-------------------------------                        --------------------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                        Identification No.)

2500, 520 - 5th Avenue S.W., Calgary, AB, Canada                  T2P 3R7
-------------------------------------------                   -------------
   (Address of Principal Executive Offices)                     (Zip Code)


                                  (403)225-0403
                                 ---------------
                           (Issuer's telephone number)


            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

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

                  41,067,116 common stock, $0.01 par value
                 ------------------------------------------
                               November 19, 2004

                                      INDEX

                                                                      Page
                                                                    -------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheet - September 30, 2004 (Unaudited). . . .  . . . 1

          Statements of Operations (Unaudited) for the Three
          Month and the Nine Month Periods Ended September 30,
          2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . 2

          Statement of Cash Flows (Unaudited) For the Nine Month
          Periods Ended September 30, 2004 and 2003. . . . . . . . . . 3

          Notes to Financial Statements. . . . . . . . . . . . . . . . 4

     Item 2. Management's Discussion and Analysis or Plan of
          of Operation . . . . . . . . . . . . . . . . . . . . . . . . 7

     Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . 7

PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . . . . .   7

     Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . .   7

          Signatures . . . . . . . . . . . . . . . . . . . . . . . .   8

Part I - Financial Information

Item 1. Financial Statements

                                  Securac Corp.
                    (formerly Applewood's Restaurants, Inc.)
                                  Balance Sheet

                                                 September 30,  December 31,
                                                     2004          2003
                                                 ------------  ------------
                                                  (Unaudited)
                                     Assets
Current Assets
   Total Assets                                       $      --       $      --
                                                      =========       =========

                       Liabilities & Stockholders' Equity

Current Liabilities
 Accounts Payable                                     $      --       $     338
 Shareholders Loans                                          --          20,023
                                                      ---------       ---------
   Total Current Liabilities                                 --          20,361

Stockholders' Equity
 Common Stock 200,000,000 Shares
  Authorized at Par Value of $0.01;
  3,820,667 Shares Issued and
  Outstanding Retroactively Restated                     38,207          38,207
 Paid in Capital                                        935,746         897,149
 Retained (Deficit)                                    (973,953)       (955,717)
                                                      ---------       ---------
   Total Stockholders' Equity                                --         (20,361)
                                                      ---------       ---------
   Total Liabilities & Stockholders' Equity           $      --       $      --
                                                      =========       =========


                See accompanying notes to financial statements.

                                  Securac Corp.
                    (formerly Applewood's Restaurants, Inc.)
                             Statement of Operations
                                    Unaudited

                              For the Three Months Ended   For the Nine Months Ended
                                     September 30,               September 30,
                                   2004          2003          2004          2003
                               ------------  ------------  ------------  ------------
Revenue                        $     -       $     -       $     -       $     -
-------                        ------------  ------------  ------------  ------------

Expenses
--------

 General & Administrative           10,274         1,884        18,236         7,284
                               ------------  ------------  ------------  ------------

  Total Expenses                    10,274         1,884        18,236         7,284
                               ------------  ------------  ------------  ------------
  Net Income (Loss)
  Before Taxes                     (10,274)       (1,884)      (18,236)       (7,284)

  Taxes                              -             -             -             -
                               ------------  ------------  ------------  ------------

  Net Income (Loss)            $   (10,274)  $    (1,884)  $   (18,236)  $    (7,284)
                               ============  ============  ============  ============

  Loss per Common Share        $     -       $     -       $     -       $     -

  Weighted Average
  Outstanding Shares             3,820,667     3,820,667     3,820,667     3,820,667



                 See accompanying notes to financial statements.

                                  Securac Corp.
                    (formerly Applewood's Restaurants, Inc.)
                             Statement of Cash Flows
                                    Unaudited


                                                       For the Nine Months
                                                        Ended September 30,
                                                        2004          2003
                                                    ------------  ------------
Cash Flows from Operating Activities
------------------------------------

  Net Loss                                          $   (18,236)  $    (7,284)
  Adjustments to reconcile net loss to net cash;
   Increase (Decrease) in accounts payable                 (338)          995
                                                    ------------  ------------

     Net Cash Used in Operating Activities              (18,574)       (6,289)


Cash Flows from Investing Activities                      -             -
------------------------------------                ------------  ------------

     Net Cash Used in Investing Activities                -             -
                                                    ------------  ------------


Cash Flows from Financing Activities
------------------------------------

  Increase in Shareholder Loans                          18,574         6,289
                                                    ------------  ------------

     Net Cash Used in Financing Activities               18,574         6,289

     Increase (Decrease) in Cash                          -             -

     Cash at Beginning of Period                          -             -
                                                    ------------  ------------

     Cash at End of Period                          $     -       $     -
                                                    ============  ============


Supplemental Non Cash Disclosure
--------------------------------
  Interest                                          $     -       $     -
  Taxes                                                   -             -



              See accompanying notes to financial statements.

                                  Securac Corp.
                    (formerly Applewood's Restaurants, Inc.)
                          Notes to Financial Statements
                               September 30, 2004


NOTE 1 - Corporate History and Purpose

The Company was incorporated on June 7, 1985 in the state of Nevada. The Company's Articles of Incorporation granted power to engage in any lawful activity in any of the several states, territories, possessions and dependencies of the United States and in any foreign countries.

On October 19, 2004, the Company consummated a share exchange agreement with the shareholders of Securac Inc., an Alberta corporation. Pursuant to the share exchange, the Company issued 2.7 shares of common stock in exchange for each share of Securac Inc. held by its shareholders. The Company issued a total of 37,246,289 shares of common stock based upon the terms set forth in the Share Exchange Agreement.

On October 19, 2004, the Company's Articles were amended to effect a name change from Applewood's Restaurants, Inc. to Securac Corp. The number of authorized shares and par value per share remain at 200,000,000 and $0.01, respectively.

NOTE 2 - Significant Accounting Policies

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


                                    Continued

                                  Securac Corp.
                    (formerly Applewood's Restaurants, Inc.)
                          Notes to Financial Statements
                               September 30, 2004

NOTE 3 - Going Concern

The Company has had recurring operating losses since inception and is dependent upon financing to continue operations. These factors indicate that the Company may be unable to continue in existence. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to seek additional capital funding.

NOTE 4 - Common Stock

On September 14, 2004, the Company elected to undergo a reverse stock split on the basis of 15 shares into one share of the Company's common stock. The reverse split has been retroactively applied and reflected in the current financial statements.

NOTE 5 - Shareholder Loans

Advances have been made to the Company by a former president and a consultant at various times over the past years. The loans are payable upon demand, non interest bearing, and are unsecured. During the quarter ended September 30, 2004, the officer and consultant forgave the shareholder loans totaling $38,597. Appropriately, this amount has been charged to additional paid in capital.

NOTE 6 - Warrants

With the consummation of the Share Exchange Agreement dated October 19, 2004, the Company assumes the obligation to issue up to 2,970,000 shares of the Company's common stock upon exercising outstanding warrants. Such warrants are exercisable at a price of $0.75 USD and have an expiration date of July 16, 2006. As of the date of this report, no warrants have been exercised.


                                    Continued

                                  Securac Corp.
                    (formerly Applewood's Restaurants, Inc.)
                          Notes to Financial Statements
                               September 30, 2004


NOTE 7 - Subsequent Events

On October 19, 2004, the Company consummated a share exchange agreement with the shareholders of Securac Inc., an Alberta corporation. Pursuant to the share exchange, the Company issued 2.7 shares of common stock in exchange for each share of Securac Inc. held by its shareholders. The Company issued a total of 37,246,289 shares of common stock based upon the terms set forth in the Share Exchange Agreement.

In addition to the share exchange, the Company assumed warrants held by investors in Securac Inc., which warrants will now entitle the holders to purchase an aggregate of 2,970,000 shares of common stock at any time until July 16, 2006 at an exercise price of $0.75 USD per share.

In conjunction with the Share Exchange Agreement, the former president and a consultant will receive a total of 500,000 shares of the Company's common stock for services rendered. As of the date of this report, the shares have not been issued.

NOTE 8 - Options for Purchase of Common Stock

On September 14, 2004, the Company adopted an incentive equity plan. The plan is called the "Securac Corp. 2004 Incentive Equity Plan." The plan will enable the Company to grant its officers and directors equity and equity-linked awards. The plan is intended to provide incentives that will (1) strengthen the desire of highly competitive persons to serve as directors and officers of the Company and
(2) further stimulate their efforts on behalf of the Company. This plan became effective on October 19, 2004.

The maximum number of shares of common stock that may be delivered under this plan is the lesser of (i) 15% of the number of shares of common stock outstanding from time to time and (ii) 20,000,000 shares (post reverse split).

The types of awards that may be made under the plan are stock options, stock appreciation rights, restricted stock awards, and stock units. The committee assigned by the Company will fix the terms of each award, including, to the extent relevant, the following: (1) exercise price for options, base price for stock appreciation rights, and purchase price, if any, for restricted stock awards, (2) vesting requirements and other conditions to exercise, (3) term and termination, (4) effect, if any, of change of control and (5) method of exercise and of any required payment by the recipient.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company intends to continue its competitive R&D initiative, including building out enhanced compliance modules for Sarbanes-Oxley, Privacy Acts, Health, and Basel II, and establishing a support infrastructure that will allow us to close on our sales pipeline and implement our North American commercialization strategy.

Based on the Company's existing plan of operations, and assuming the funding of existing equity investment commitments totalling approximately $550,000, the Company anticipates that it will have enough working capital to satisfy its cash requirements for the next 6 months, without inclusion of anticipated sales revenue. The Company intends to raise additional equity investment within the next 12 months.

In the next two quarters, the Company intends to allocate R&D funding to integrate the Company's Acertus(TM) Application with a major ERP portal, and to complete a service pack release.

ITEM 3.  CONTROLS AND PROCEDURES

In accordance with the Sarbanes-Oxley Act, as part of the process of preparing this report for the period ended September 30, 2004, for filing with the Securities and Exchange Commission, our Chief Executive Officer and Chief Financial Officer evaluated, as of September 30, 2004 ("Evaluation Date") the procedures and controls developed by us to gather information, including financial information and other information material for an understanding of our business and prospects. They concluded that at present, the procedures and controls are satisfactory to permit us to provide information to the persons responsible for preparing this report, to ensure that this report fairly presents in all material respects the financial condition, results of operation and cash flows of the company, and all other information necessary to understand the condition of the company and its operations.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        Reference is made to the Company's Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 28, 2004, which is incorporated herein by reference.

Item 6. Exhibits

         10.1 Letter Agreements dated September 14, 2004 relating to assumption of Securac Inc. warrants
         31.1  Certification of Chief Executive Officer
         31.2  Certification of Chief Financial Officer
         32.1  Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley
         32.2  Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SECURAC CORP.
                                     (formerly Applewood's Restaurants,Inc.)


Date: November 19, 2004              /S/ Terry Allen
                                     ---------------------------------------
                                     Terry Allen, Chief Executive Officer


Date: November 19, 2004              /S/ Paul James Hookham
                                     ---------------------------------------
                                     Paul James Hookham, Chief Financial
                                     Officer