Form 10KSB
period 2004-12-31
Securac Corp
filed 2005-04-15
CIK 775926

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended DECEMBER 31, 2004

        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period _______ to ________

                      COMMISSION FILE NUMBER: 033-07456-LA

                                  SECURAC CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                       88-0210214
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

2500, 520 - 5th Avenue S.W., Calgary, Alberta Canada                 T2P 3R7
    (Address of principal executive offices)                        (Zip Code)

                                 (403) 225-0403
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                              (Title of each class)

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The registrant's revenue for the year ended December 31, 2004 was CDN $725,272.

The aggregate market value of the common equity held by non-affiliates of the registrant as of April 14, 2005 was approximately $50 million.

 As of April 14, 2005, 45,716,966 shares of Common Stock, $.01 par value, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format:  YES |_| NO |X|

================================================================================

                                INTRODUCTORY NOTE

Certain statements in this Report on Form 10-KSB (the "Report") under the caption "Management's Discussion and Analysis or Plan of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of the company to raise capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors, which are more fully set forth in
Item 1. Description of Business - Factors That May Affect the Future Growth of our Business, include dependence on additional capital for future growth; undetected errors or delays in new products and product enhancements; inability to protect intellectual property rights; the encryption technology relied on may be breached or compromised; the inability to overcome lack of market acceptance and long sales lead times; the failure to develop new relationships and enhance existing relationships; the loss of services of members of management and quality of management; inability to develop new products and services; loss of the rights to the core software technology; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and other factors. When used in the Report, statements that are not statements of historical facts may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We are engaged in development and commercialization of enterprise governance, risk and compliance (GRC) software and services. Our GRC software solution enables organizations to identify, measure and manage their information and physical risks and to assess their compliance with expanding regulatory requirements and evolving "best practices" standards.

Our integrated software platform, Acertus(TM), provides users with a comprehensive process-driven approach designed to offer a web-based roadmap for risk mitigation, corporate security and compliance. Using the Acertus(TM) software, users can input information regarding all of an organization's physical and operational assets. This information is then processed and measured against industry regulations and best practice standards. Based on the enterprise's risk tolerance, our software determines the strengths and weaknesses in the organization and assigns dollar values to all potential risks and non-compliances. This information allows the organization to determine cost saving solutions while improving efficiencies and providing an industry advantage.

Part of our commercialization strategy involves alliances with leading global software providers, system integrators and consulting organizations. To date, we have entered into alliances with companies such as SAP, Deloitte & Touche, IBM, Grant Thornton, and Compuware. These alliances are designed to facilitate product acceptance and distribution of our risk management software to customers. In 2005, we became a certified channel partner with SAP, a global leader in Enterprise Resource Planning software, and the world's largest inter-enterprise software company and third-largest independent software supplier overall with 12 million users and 88,000 installations. As a result, our Acertus(TM) software is certified under SAP's NetWeaver(TM) platform, allowing it to integrate Acertus(TM) seamlessly to the core SAP application. With the completion of the Acertus(TM) certification process, we have received access to the primary customers of SAP NetWeaver(TM) along with the right to use the SAP tagline "Powered by SAP NetWeaver(TM)".

The initial application of our Acertus(TM) software first became available for commercialization in mid-2004. Prior to that time, substantially all of our revenue was attributable to GRC-related consulting services. Our customers include, among others, Research in Motion, Canadian Imperial Bank of Commerce, Cisco Systems, Celero Solutions, Mercer Consulting, Noranda, the Ontario Ministry of Transportation, and the Canada Border Service Agency.

We license our Acertus(TM) software from a company owned and controlled by members of our management who are also beneficiaries of our principal stockholders. The license is exclusive, perpectual and irrevocable and covers all of North America.

Our headquarters are located at 2500, 520 - 5th Avenue S.W., Calgary, Alberta T2P 3R7, and our website is www.securac.net. The information contained in our website is expressly not incorporated in this report.

Gartner Research forecasts that global corporate spending on licenses for corporate governance and compliance software will grow annually by an average of 35% until 2008 when they expect it to reach over $9 billion in worldwide sales, while CIO magazine and AMR Research forecast that between 2005 and 2009 organizations will spend more than $80 billion on compliance-related issues.

Contributing factors include increased global economic and security concerns, such as the on-going threat of computer viruses, personal data theft, terrorism, political unrest, war, weather disasters and other global risks. The emergence of the Sarbanes-Oxley Act of 2002 and other wide-ranging regulations have moved governance, risk and compliance concerns to the forefront for organizations, both in the U.S. and worldwide. This regulatory environment has put organizations under pressure to ensure that the integrity of their business is maintained and risk is appropriately managed at all levels of the organization. Accomplishing this goal requires a comprehensive approach that addresses GRC management and industry standards and best practices. In addition to addressing compliance risks, corporate officers have begun to recognize that a GRC management solution tied to a stricter risk and compliance program can serve as an effective management tool to drive operational performance, improve quality and ultimately increase the value of the enterprise. In many cases, less rigorous risk assessment processes are being displaced by a more quantifiable process whose primary purpose is not only more effective compliance but also the empowerment of management teams to make better decisions on allocating resources and for addressing business risk.

For risk management to be effective it needs to become a continuous, self-sustaining process for risk identification and assessment. It must permeate all levels of the organization, starting at the top. Many institutions seek outside help in assessing and developing their operational risk controls. A third party brings the benefit of previous experience in developing and implementing methodologies, and a knowledge of what works for different types of organizations and industries.

Effective implementation of an operational risk management process must encompass all aspects of an organization, requiring an organizational model. Dedicated risk management resources in business units are needed, and they need the support of senior management. Operational risk management is most effectively implemented when key stakeholders work together -- for instance, risk management, internal audit, information technology and business unit management. These are the key players in moving risk management from a problem to a process.

OUR OPPORTUNITY

The challenge has been to de-mystify the GRC assessment process and clarify the output into clear business metrics. GRC assessments are very much subjective in nature but by applying some clear assumptions derived from understanding the business drivers, a more objective approach can be made. Once an organization opens the door to the process of GRC assessment, it discovers that the biggest issue is cost and acceptance. It costs time and money for an organization to measure their conformance and to put corrective actions in place to address areas of non-conformity.

A survey conducted by Financial Executives International found that the average cost for a large publicly-traded organization to meet its compliance requirements under Sarbanes-Oxley could be as great as $4.6M. The other hurdle is how organizations change to comply with these new rules. Many regulations requiring compliance merely state "what to do" not "how to" and the interpretation of compliance has been left up to the large consulting groups, which many organizations have looked to for assistance; this cost can be substantial. The question of "how much does an organization have to comply" becomes an issue as there are no clear definitions in place, which often results in a negotiation between the organization and its auditor.

We believe that the solution to cost control is to invest in a technology tool. AMR Research states "build out architecture for repeatability and reuse. Invest once in key platform technologies rather than for each project. This will reduce expense over time and give the company a nimble platform for managing governance, risk, compliance and performance in an integrated way." (AMR Research 2004).

OUR SOLUTION

Our Acertus(TM) software suite incorporates specialized risk analysis algorithms, comprehensive knowledge databases and predefined risk analysis templates across simple web-based user interfaces that are designed to lead users through the multiple phases of the governance, risk and compliance analysis process. Our Acertus(TM) reporting engine provides executives with a multitude of options in assessing their current risk posture. There are over 30 standard reports that range from a "snap shot" of areas of vulnerability and compliance, as well as detailed empirical information in the form of Asset Annual Loss Expectancy (ALE) and the associated cost/benefit of potential safeguards and controls. In addition, our Acertus(TM) software modules are completely customizable providing the ability to import or create new asset categories, threat categories, vulnerability categories, safeguards, question categories, question sets and reports. Organizations can also import questions, incident tracking statistics, penetration test data, and any other risk based information available within the enterprise.

For instance, organizations implementing our Acertus(TM) governance module are given an overall visualization of the organizations' risks. This visualization is achieved through a graphical dashboard-like interface showing the complete risk portfolio at a glance, and allowing de-centralized risk assessment and accountability throughout the organization. Risk scores and risk elements from our Acertus(TM) risk management application are fed into the Acertus(TM) governance engine providing an end-to-end solution ensuring that accountability and performance management is achieved in mitigating an enterprise's risk and compliance exposure.

The following table further defines the benefits of the Acertus(TM) software:

 -------------------------------------------------------------------------------------------------------------------
 GRC ISSUES             OUR SOLUTION                               BENEFITS
 -------------------------------------------------------------------------------------------------------------------
 Risk to physical and   Acertus(TM)  visual approach has been      o  Quality input means improved
 operational assets     developed with our Graphical User             visibility of business risk
                        Interface specialists specifically to be
                        intuitive and easy-to-use to encourage     o  Encourages widespread use
                        enthusiastic business user participation
                                                                   o  A consistent user interface across all
                                                                      of the Acertus(TM) modules reduces training
                                                                      costs and speeds user adoption and
                                                                      facilitates rapid deployment

                                                                   o  Ease-of-use encourages consistent and
                                                                      more accurate information

                                                                   o  Helps to further the buy-in to risk
                                                                      management and embed it in the business
 -------------------------------------------------------------------------------------------------------------------
 Accountability for     Acertus(TM) helps ensure ownership is      o  Clear accountability and
 risk management in     clear throughout the organization by          responsibility for risk, reporting and
 the organization       assigning risk and action owners              completion of actions
 -------------------------------------------------------------------------------------------------------------------
 Flexibility            Acertus(TM) has been designed to be        o  Acertus(TM) will provide group-wide
                        methodology neutral specifically to           integrity while being flexible enough to
                        allow a flexible approach while               tailor for different approaches across the
                        maintaining system integrity                  increasingly diverse business
 -------------------------------------------------------------------------------------------------------------------
 Advancing the          Acertus(TM) comes with collaborative       o  Sharing best practice
 culture and            tools; Knowledge Management,
 awareness of risk      Ask-the-expert and  Policy & Procedure     o  Supports internal audit/audit committee
 management             database
                                                                   o  Facilitates project risk management
                                                                      (e.g. due diligence)
 -------------------------------------------------------------------------------------------------------------------
 Cost  of               Acertus(TM) platform is completely         o  Access to the application can be
 implementation         web-based                                     implemented at a client-site and accessed
                                                                      using Internet Explorer on the desktop

                                                                   o  Application Service Provider (ASP)
                                                                      facilities can be provided by us or a
                                                                      business partner as an alternative to
                                                                      customer ownership
 -------------------------------------------------------------------------------------------------------------------

OUR STRATEGY

Our objective is to become the leading GRC software solution provider in North America. Set forth below are key elements of our strategy to support that objective.

LEVERAGE STRATEGIC RELATIONSHIPS

We have established and expect to continue to establish alliances with established reputable companies to drive growth. These consist of independent software vendors (ISVs), system integrators, audit firms and specialized consulting firms with content expertise in physical risk, operational risk, security, safety, compliance and corporate performance and governance. Together with our strategic channel partners, which include SAP, Deloitte, IBM, Grant Thornton and Compuware, we are able to provide end-to-end solutions and services to our customers. By utilizing established channel partners, we expect to continue to accelerate our growth significantly in the near term.

INTRODUCE ADDITIONAL APPLICATION SPECIFIC MODULES AND ENHANCE FUNCTIONALITY

We continually monitor the North American market to evaluate new products and services to bring to our customers. In addition to our existing Acertus(TM) knowledge bases, or application-specific modules for governance, risk assessment and compliance, we are currently developing a module designed specifically for compliance with the Sarbanes-Oxley Act of 2002 and related rules. In the future we intend to develop additional specific modules for the following applications such as

      o     HIPAA (Health Insurance Portability and Accountability Act)

      o     Patient Safety

      o     Privacy Act Compliance

      o     CT-PAT (Customs Trade-Partnership Against Terrorism)

      o     Airport Security

We have dedicated resources that continuously evaluate these opportunities. We will continue to enhance our Acertus(TM) software through the creation of new knowledge modules as well as implement additional functionality and software enhancements.

INCREASE OUR SALES FORCE

We plan to increase the size of our direct and channel sales force in strategic areas in the United States and Canada. The continued growth and productivity of our sales force will be supported by rigorous new hire screening and evaluation processes; our in-house established Professional Sales Process; along with externally delivered professional sales training.

PURSUE STRATEGIC ACQUISITIONS

We have made acquisitions of additional businesses, products and technologies, and have entered into a variety of transactions; including alliance arrangements and we plan to make more acquisitions and transactions of this nature in the future. Our current growth strategy includes, but is not limited to, the acquisition of companies that specifically aim at deepening our technology and that enhance our product offerings, strengthen our geographic reach and broaden our offering in particular industries.

The most recent example includes an acquisition that added a governance capability to our product line. Organizations benefit from the governance capability by being able to make better business decisions, to allocate capital more intelligently, reduce insurance costs and evaluate merger and acquisition opportunities. A second acquisition added to our product offering and further grew our technology base by providing end-to-end consulting services around the deployment of Acertus(TM) software in specific vertical markets such as schools, government infrastructure, manufacturing, financial institutions and energy sector.

PRODUCTS AND SERVICES

ACERTUS(TM)

The Acertus(TM) platform embodies a proven risk assessment methodology, a powerful survey engine and sophisticated analytics, as opposed to disassociated spreadsheets, word processing and paper-based processes that conform to multiple methodologies. Acertus(TM) examines internal and external knowledge bases in order to produce the information needed by executives to properly govern and protect their organization's assets. Acertus(TM) uses a comprehensive web-server database to store risk data; its technology allows for flexible and scalable deployment options: either a single centralized server or multiple distributed servers serving dozens or thousands of users. We also employ strong encryption protocols to protect our data on servers and during transmission.

Our software offerings are collectively referred to as Acertus(TM) and consist of three core engines: Governance, Risk Assessment and Compliance that empower organizations to:

      o Identify and measure risks to tangible and intangible assets, information technology systems and physical resources;

      o Identify controls and strategies which will manage and mitigate unacceptable risks and vulnerabilities, while ranking them by cost/benefits and return on investment; and

      o Determine compliance against national and international regulatory requirements and "best practice" standards.

                           [GOVERNENCE MODEL OMITTED]


ACERTUS(TM) GOVERNANCE

                        DESCRIPTION                                         KEY ARCHITECTURAL FEATURES
----------------------------------------------------------------------------------------------------------------------
The governance  module enables an organization to map clear  o  Traditional "spreadsheet type"  data
business  objectives to the overlying  corporate  strategic     represented in graphical format.
business plan. Risks that influence the successful  outcome
of the  business  plan  are  identified  and the  potential  o  Graphical representation of business
threat subjectively  measured and an action plan to address     objectives aligned to risks that may affect the
each   item   that   arises   is   created   and   tracked.     performance of an organization.
Accountability  for each risk, control and action plans are
assigned  and  can  be   graphically   represented  to  the  o  Risk dashboard through real time graphical
organization  through a digital  dashboard.  The governance     reporting using risk and heat maps.
layer  is an  integral  part of the  Acertus(TM)  platform.
This  module  provides  the ability to set  strategic  risk  o  Audit trails for every entity in the database.
targets,   action  plans  and   accountability  to  various
frameworks such as COSO, COCO, Cadbury,  Turnbull, Basel II  o  Highly parameter driven, allowing client and
and Sarbanes-Oxley.                                             business unit customization without sacrificing data
                                                                aggregation integrity.

                                                             o  Early warning systems for delinquent or
                                                                worsening risks using email and visual prompts.

                                                             o  Integrated community support and collaboration
                                                                functions.

                                                             o  Pure web-based solution for ease of roll out
                                                                and low cost of ownership.

                                                             o  Scaleable open systems architecture.

ACERTUS(TM) RISK ASSESSMENT

                        DESCRIPTION                                         KEY ARCHITECTURAL FEATURES
----------------------------------------------------------------------------------------------------------------------
Acertus(TM)  Risk Assessment  facilitates the assessment of  o  Knowledge base of 80+ years of risk consulting
corporate  designated  assets to be monitored  and measured     experience, updated continually.
against  threats,  and  controls to reflect  the  potential
loss    reduction.    The   system   allows   for   control  o  Risk assessment methodology compatible with
effectiveness  to be factored in the residual  risk and ALE     all global standards.
(Annual  Loss  Expectancy)  calculations.  The  application
has a  sophisticated  simulator  built in to help  make key  o  Scaleable, flexible, extensible, consistent
management   decisions.   Risks   can  be   measured   both     approach, repeatable transparent and auditable.
qualitatively    and    quantitatively.    Frequencies   of
occurrence  tables are also  utilized  in  measurements  of  o  Decision-making process is based on ROI, NPV
risk  calculations  based on the  location of the  critical     and controls effectiveness.
corporate asset.
                                                             o  Tangible and intangible assets.

                                                             o  Pre-populated vertical, location, threat and
                                                                frequency data.

                                                             o  Configurable qualitative risk appetite.

                                                             o  Consolidates risk information into the
                                                                governance layer.

                                                             o  Pure web-based solution for ease of roll out
                                                                and low cost of ownership.

                                                             o  Scaleable open systems architecture.

ACERTUS(TM) COMPLIANCE

                        DESCRIPTION                                         KEY ARCHITECTURAL FEATURES
----------------------------------------------------------------------------------------------------------------------
Acertus(TM) Compliance is designed to perform self           o  Integrated data with risk assessment layer.
assessments, threat/risk audits and surveys in general.
It links local corporate and regulatory compliance           o  Knowledge bases updated continually with new
standards to question sets and those respondent groups          data.
accountable for these areas.  . Multiple surveys to
potentially thousands of both internal and external          o  Methodology for non-compliance assessment
stakeholders can be run concurrently via the use of email       compatible with all global standards such as COBiT,
and web browser input. Survey progress is visible to the        ISO17799, BS7799.
Risk Manager. The question sets, test control standards,
report on vulnerabilities as well as indicate GAP analysis   o  Satisfy regulatory requirements by providing
on regulated standards such as ISO 17799, CoBIT, Bill 198,      evidence of compliance efforts and due care.
SOX, PIPEDA and others.
                                                             o  Reach a state of compliance and maintain it
                                                                through "audit on demand" capability.

                                                             o  Graphical scoring of an organization's
                                                                vulnerability status.

                                                             o  1000's of pre-populated compliance questions.

                                                             o  Integrated community support and
                                                                collaboration functions.

                                                             o  Corporate address book integration.

                                                             o  Survey polling of internal and external
                                                                participants via email.

                                                             o  Statistical analysis of survey results.

                                                             o  Pure web-based solution for ease of roll out
                                                                and low cost of ownership.

                                                             o  Scaleable open systems architecture.

MODULAR DESIGN APPROACH

The modular design of our Acertus(TM) offerings provides our customers with the flexibility to deploy all of our offerings at once or to implement our software products individually or incrementally. By deploying multiple Acertus(TM) modules, an organization can, for example, progress in their management of GRC in increments. Many organizations do not have the initial capacity do complex, data intensive GRC assessments on their information technology. However, most organizations have the capacity to define their business objectives and over-lying risks at a high-level, that being the governance module. Over time, organizations will also migrate from a subjective approach of risks to being more objective and measurable.

Acertus(TM) risk assessment and compliance content data is defined in a series of knowledge bases that address key areas of GRC. Acertus(TM) currently contains the following content or knowledge bases for the assessment and compliance modules:

--------------------------------------------------------------------------------
                               ACERTUS(TM) MODULES
--------------------------------------------------------------------------------
PHYSICAL SECURITY     This  module  automates  the  risk  analysis  process  for
                      physical  security   reviews,   audits  and  vulnerability
                      assessments  of  facilities  and  personnel.  The  content
                      application  is  ideally  suited  for   enterprises   with
                      multiple  facilities,   buildings  or  campuses.  Security
                      threats  addressed  include  crimes  against  property  or people  (CAP),  equipment or systems  failure,  terrorism, natural disasters, fire and bomb threats.
--------------------------------------------------------------------------------
INFORMATION SECURITY  This  module  automates  the  process of  performing  risk
                      analysis,   security  reviews,  audits  and  vulnerability
                      assessments  of  LANs,  WANs,  Intranets,   Data  Centers,
                      eBusiness  Systems  and  applications.   Security  threats
                      include unauthorized access,  malicious code, hardware and software  failures,  misuse  of data,  as well as fire and other threats to data facilities.  This assessment enables
                      enterprises  to  quickly  and  easily  manage   compliance
                      against the ISO 17799, COBIT, SOX, and HIPPA standards.
--------------------------------------------------------------------------------
BASEL II              This  module  assists  financial   institutions  with  its
                      operational   risk   management  by  automating  the  risk
                      analysis,   assessment,   gap  analysis   and   management
                      requirements   associated   with   internal  and  external
                      regulatory requirements for Basel II Compliance. The Basel
                      Committee on Banking  Supervision states that "operational
                      risk  is  the  risk  of  loss  from  inadequate   internal
                      processes or failed internal control.  These processes may regard  people,  tools,  methods,  procedures or systems".
                      Operational  risks are  present  whether  the  business is regulated or  deregulated  and can also stem from external events that an  organization  cannot  always  control.  In banking,  operational  risk  overlaps with market risk and credit risk and includes quality of management,  soundness
                      of  IT  support  and  the   sophistication   of  financial
                      instruments.
--------------------------------------------------------------------------------
ISO17799              This  module  automates  the  risk  analysis  process  for security reviews, audits and vulnerability  assessments of
                      LANs, WANs, Intranets, Data Centers, eBusiness Systems and
                      applications.   Security   threats  include   unauthorized
                      access,  malicious code,  hardware and software  failures, misuse of data,  as well as fire and other threats to data facilities. This assessment enables enterprises to quickly and easily manage compliance against the ISO 17799.
--------------------------------------------------------------------------------
EDUCATION             This module has been designed to address some  fundamental requirements  for today's  regulatory  requirements  being placed on educational  establishments by federal and local governmental jurisdiction that they reside in. Its content specifically addresses the concerns and elements that have to be  addressed  in the  risk  and  compliance  of  these regulations.
--------------------------------------------------------------------------------
                       MODULES CURRENTLY UNDER DEVELOPMENT
--------------------------------------------------------------------------------
SOX                   This module will  provide  organizations  with a framework for managing and measuring their corporate  performance to governance, risk assessments,  and compliance risks around the Sarbanes-Oxley Act of 2002 (SOX) in both a qualitative and  quantative  manner.  The Framework  utilizes "best of
                      Sector" assessment methodologies such as ISO17799,  BS7799 or COBiT  for the  information  requirements  of 404a,  or
                      Basel II for financials,  as well as SOX specific  content pre-populated in the powerful Acertus(TM)  knowledge bases and analytic engine.
--------------------------------------------------------------------------------

We are also planning on introducing additional modules for Health Insurance Portability and Accountability (HIPAA), various Privacy Acts, Patient Safety, CT-PAT (Customs Trade-Partnership Against Terrorism) and Airport Security.

PROFESSIONAL SERVICES

We provide a full range of services related to software installation assessments and consulting services. These services include implementation, training and consulting services to our customers and systems integrators.

IMPLEMENTATION SERVICES

Our implementation services include the installation of our software either remotely from our support center or onsite by one of our installation consultants. We generally provide implementation services on a time-and-materials basis.

TRAINING SERVICES

We  offer  customers  and  systems  integrators  a full  range of  training  and
education  services,   including  classroom,  onsite,  shadowing  and  Web-based
training.

CONSULTING SERVICES

We also offer a variety of consulting services to organizations in order to help them use their licensed Acertus(TM) software more broadly and efficiently. For example, some of the consulting services we offer are in the area of compliance and audit assessments such as Sarbanes-Oxley, Basel II, BS7799 or ISO 17799 assessments. We also provide risk assessments in the areas of physical risk, business continuity planning (BCP), performance measurement or information security auditing. Additionally, we offer numerous other IT professional services options such as Quality Assurance and Quality Control, Project Management, Business Analysis and Software Development.

MAINTENANCE AND TECHNICAL SUPPORT

We believe that our implementation, user adoption and support services differentiate us strategically from our competitors. We provide maintenance and technical support on a centralized basis from our headquarters in Calgary, Alberta. Our Customer Maintenance and Technical Support include the following:

ACERTUS(TM) IMPLEMENTATION PLAN

Our implementation plan is designed to facilitate rapid and complete adoption of our Acertus(TM) software. The implementation process includes a detailed clarification and planning session which involves the customer in identifying areas of key focus. We have designed this process to maximize the user implementation experience, promote behavioral change at all levels and increase the success of the process. Our implementation plan incorporates proven project management principles including change management, user adoption and adult learning to create self-sufficiency and ensure that customer's investments in our solutions are well managed and achieve their financial and operational objectives.

ONGOING SUPPORT SERVICES

Our ongoing Support Services ensures that our services are available and optimally configured for our customers. Through continuous remote monitoring we can analyze system and user behavior when appropriate, intervene to make adjustments to prevent anticipated problems from occurring. This ensures all essential services are available to our customers when they need them. We currently offer full maintenance and support to all customers. With our Support Services program, customers have both telephone and online access to our support center. Through this direct contact, customers can gain access to technical support as well as software updates and maintenance

CUSTOMER SUPPORT MONITORING

We continuously monitor our internal system performance to ensure our customer's expectations are being met. Our support team produces monthly performance metrics such as incident speed of response, storage capacity and projected utilization. These reports are reviewed with senior management in scheduled monthly review meetings to address any areas of concern and future budget requirements.

CUSTOMERS

We credit much of our success to strong and mutually beneficial relationships with our customers and partners. We have established a number of relationships with companies who are leaders in their respective fields as a means to build brand awareness and continued success. These organizations include:

  o  Barrie City Police
  o  Canada Border Services Agency
  o  Celero Solutions
  o  CIBC (Canadian Imperial Bank of Commerce)
  o  Cisco Systems, Inc.
  o  City of Edmonton
  o  Deloitte & Touche LLP
  o  Diamond Schmitt Architects Incorporated
  o  Government of Saskatchewan
  o  Humber College
  o  Lea Consulting Ltd.
  o  MCubed Inc.
  o  Mercer Human Resource Consulting
  o  Noranda
  o  Ontario Ministry of Transportation
  o  Public Works & Gov't Services Canada
  o  Research in Motion
  o  SNC LAVALIN Profac
  o  Toronto Catholic School Board
  o  WestJet Airlines Ltd.
  o  York Regional School Board

The following examples are brief customer illustrations of the different ways our customers have implemented our Acertus(TM) software and services solutions to assist in solving their needs for governance, risk and compliance assessments.

CHARTERED BANK

A large chartered bank has initiated a project to perform a risk assessment on a number of its IT security domains. The bank has been in compliance with the ISO 17799 standard but wanted to extend the assessment to incorporate additional domains to ensure that these domains were also in compliance.

The Acertus(TM) software was chosen for the following reasons:

      o The database required to perform an ISO 17799 assessment was included in the Acertus(TM) software.

      o The Acertus(TM) engine allowed the bank to add to the scope of the ISO 17799 standard.

      o Upon completion of the assessment, the Acertus(TM) engine will remain as a dynamic and sustainable platform populated with the bank's data to maintain their compliance and be used for future compliance assessments.

The use of the Acertus(TM) platform ensured that the data collection was structured and complete. As the Acertus(TM) platform is Web-based and designed to be flexible and scaleable, the project was able to be completed in a minimal amount of time. Our software will also assist in facilitating the bank to build out the platform to include other domains and address risk in a comprehensive approach.

LARGE PUBLICLY TRADING TECHNOLOGY COMPANY

A large publicly trading technology company, which has world-wide offices and an extensive worldwide distribution network, implemented our Acertus(TM) software to perform a detailed risk assessment on their IT infrastructure. This assessment would reveal any threats and/or vulnerabilities that existed in their IT domain. The results of this assessment triggered the initiation or deployment of appropriate controls or safeguards in the organization to mitigate the risk exposure to their IT infrastructure, as the use of communication technology is the backbone of their operations.

The risk assessment had the following significant drivers that justified the initiative:

      o A risk assessment had to be performed to a recognized standard for reporting to the SEC and conformance to Sarbanes-Oxley.

      o Identification and management of risks and/or vulnerabilities in the IT infrastructure enabled them to minimize business interruption which naturally translated into increased sales, and increased customer and supplier satisfaction.

      o With the organization reporting on the risk assessment initiative, stakeholder confidence increased.

      o The Acertus(TM) system provided a dynamic and sustainable platform for them going forward, as well as, representing the starting point for an overall corporate enterprise risk management strategy.

Acertus(TM) provided the flexibility and functionality to extend the established framework of the BS 7799 published standard. Our software organized the data collection into standard templates and facilitated the required risk aggregation, as being an international organization, it had this global requirement.

LARGE PUBLICLY TRADING SHIPPING COMPANY

As a large publicly trading shipping company, this organization was faced with managing risks, governance and compliance in all areas of its operation. One of its executive was assigned the responsibility of collating and ensuring that policies and procedures were being followed and that all risks, vulnerabilities and/or non-compliance were identified and managed. The main problem that this executive encountered was that the aggregation and comprehensive view of the situation was next to impossible. Each reporting entity within the organization had a unique way of measuring and managing risk, vulnerabilities and/or non-compliance and a consolidated corporate-wide report would be meaningless.

Our Acertus(TM) Governance module enabled the organization to have optimal visibility of the risks to their businesses and provided tangible evidence of their desire to adopt strong corporate governance standard. This was achieved through a graphical executive dashboard showing the complete risk portfolio at a glance, entrenching accountability and intelligent risk-taking throughout the organization.

The most significant achievement the organization achieved through the implementation of our Acertus(TM) Governance module was that its executives, management and board developed a high confidence level that their organization was under control. A significant by-product of Acertus(TM) becoming a definitive performance management system for their organization was that risks, vulnerabilities and/or non-compliance affecting their corporate objectives were now identified and mitigated.

SALES AND MARKETING

MARKETING

Our marketing initiatives include market research, public relations activities, direct mail and relationship marketing programs, seminars and industry trade shows, as well as cooperative marketing with customers and partners. Our marketing team seeks to build awareness of our GRC solutions by developing product-oriented materials such as brochures, data sheets, white papers, presentations and other marketing tools, which are supplemented by product demonstrations. In addition, our marketing team also generates awareness through print advertising in select trade magazines, seminars and direct customer and partner events.

DIRECT SALES STRATEGY

Our direct sales force consists of a team of account executives and professional services consultants that sell our software products and services across multiple industries primarily in the United States and Canada. Our sales professionals possess comprehensive technology and domain expertise that allow them to educate potential clients on the benefits of our GRC solutions. Our professional services consultants work in tandem with the account executives to provide technical and product expertise in support of the sales process.

CHANNEL SALES STRATEGY

We understand that in today's competitive market a key driver for growth is a strong alliance and partnership network with established reputable partners. Our strategic partners include global, national and regional software vendors and suppliers, consisting of independent software vendors (ISVs), system integrators, audit firms, and specialized consulting firms with content expertise in physical risk, operational risk, security, safety, compliance and corporate performance and governance. Together, with our strategic channel partners, which include SAP, Deloitte & Touche, IBM, Grant Thornton, and Compuware, are able to complement each other and provide the best end-to-end solution and services to its customers worldwide. By utilizing established channel partners, we expect to accelerate our growth significantly in the near term.

With the completion of the Acertus(TM) certification process, we have received access to the primary customers of SAP NetWeaver(TM) along with the right to use the SAP tagline "Powered by SAP NetWeaver(TM)". The sales team is actively selling into this market and we are currently engaged in negotiations with SAP to establish a North American reseller arrangement. This arrangement will enable SAP sales representatives to sell our products thereby giving the SAP sales team commissions and quota relief.

COMPETITION

While we regard ourselves as a "first mover" in our market category with a truly integrated end-to-end software solution for governance, risk assessment and compliance management, we believe this market is rapidly changing and becoming more and more highly competitive. We believe that the principal competitive factors in this market include:

      o     product performance and functionality;

      o     ease of implementation and use

      o     product integration;

      o     platform coverage and scalability;

      o     company reputation;

      o     technical support; and

      o     price.

We believe that we compete favorably with respect to these factors. However, some of our competitors may have greater financial, technical, marketing and other resources than we do, as well as greater name recognition and a larger installed customer base. In addition, some of these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with our products. In addition to competition from other software companies, we may face competition from consulting firms of various sizes, including consulting firms with whom we have entered into strategic marketing relationships. Our success will depend on our ability to adapt to these competing forces, to develop or otherwise acquire rights to more advanced products with superior features more rapidly and less expensively than our competitors, and to educate potential customers as to the benefits of using our products rather than developing products of their own or using our competitors' products.

EMPLOYEES

We currently employ 15 people. We may hire additional personnel in the future, particularly in the area of sales and marketing to support growth in direct and channel sales throughout North America.

 COMPANY TIMELINE AND SIGNIFICANT EVENTS SUMMARY

      2002  Incorporated

      2002  o     Architected Enterprise Risk Management Software Solution

            o     Began   development   and  raised   initial   capital   (angel
                  investment);

      2003  o     Securac enters into License  Agreement and Referral  Agreement with Deloitte & Touche

            o Securac enters into Consulting Services Agreement with Cisco Systems for Project Management

            o     Raised subsequent capital (angel investment)

      2004  o     Completed   Acertus(TM)   software   development   and   began
                  commercialization in July

            o     Raised subsequent capital (angel investment)

            o Securac acquired 100% of the assets of Telecomsecuritymanagement.com Ltd. also known as Hoffman and Company, a company which specialized in Physical Risk
                  Management solutions for the public sector, financial and Global 2000 companies worldwide. This acquisition added to the Company's product offering and further extended its technology base

            o Securac achieves OTCBB listing through reverse merger of Applewood's Restaurants, Inc.

            o The new entity changed its name to Securac Corp. and completed reverse stock split

            o     Securac  enters  into  Independent  Marketing   Representative
                  Agreement with Compuware Corporation

            o Securac enters into Teaming Agreement and Project Enterprise License Agreement with Grant Thornton LLP

            o     Securac  completes  certification  for its  software  solution
                  product   Acertus(TM)  for  the  SAP   NetWeaver(TM)   Partner
                  Initiative

      2005  o     Securac  acquired  all  of  the  outstanding   stock  of  Risk
                  Governance,    Inc.,   a   private   Delaware   company   with
                  complementary risk governance software

            o     Securac enters into channel partner negotiations with IBM

            o British Standards Institute's auditor recommends Securac for BS 7799-2:2002 certification (this standard incorporates all the security requirements identified in ISO 17799 standards), making Securac the first company in Canada to achieve this standard. The Company used its Acertus(TM) application to achieve this highly respected certification. This achievement sets the stage for the Company to expand its professional services practice in the area of BS7799 compliance, and generate  further  licensing  revenue  from  the  use  of  the
                  Acertus(TM)   BS7799   Compliance   module   on   professional
                  engagements

FACTORS THAT MAY AFFECT THE FUTURE GROWTH OF OUR BUSINESS

THE COMPANY IS AN EARLY STAGE COMPANY WITH A LIMITED HISTORY OF OPERATIONS, WHICH MAKES IT DIFFICULT TO ANTICIPATE ITS FUTURE PERFORMANCE.

The Company has a limited operating history and limited historical financial information upon which to base your evaluation of its performance, particularly in light of its shift in business focus from consulting to software applications. Substantially all of the Company's historical revenue has been generated from consulting services, and its initial software application was first commercially introduced to the market in mid-2004. The Company's software business is in an early stage and it has not yet generated significant revenue from software products and related services. Consequently, the Company does not have an operating history upon which a meaningful evaluation of its operations and its prospects can be based. The Company's business and prospects are subject to all of the risks inherent in the establishment of a new business enterprise, and the likelihood of the success of its operations must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of a new business.

THE COMPANY EXPECTS TO CONTINUE TO INCUR LOSSES AND EXPERIENCE NEGATIVE CASH FLOW IN THE NEAR TERM.

The Company incurred a net loss of $1,264,730 (audited) and in 2004, it had incurred a net loss of $3,284,742 (audited). At December 31, 2004, the Company had an accumulated deficit of $5,292,998 (audited). The Company expects to make significant expenditures in connection with the implementation of its business strategy, including expenditures relating to sales and marketing activities, technology development and integration, potential acquisitions and administrative resources. As a result, the Company expects its losses to continue in the near term.

TO ACHIEVE MEANINGFUL REVENUE FOR ITS SOFTWARE PRODUCT APPLICATIONS THE COMPANY WILL NEED TO OVERCOME LACK OF MARKET ACCEPTANCE AND LONG SALES LEAD TIMES.

The Company's software applications have not yet generated significant acceptance among potential customers and will require a relatively long period of time to educate potential customers as to the anticipated benefits as well as time, complexities and costs of implementation. In addition, budgetary constraints and economic slowdowns may further delay purchasing decisions by prospective customers. While the Company has begun to establish strategic relationships to assist in this process, it may not be able to successfully overcome these obstacles within anticipated time frames or at all. The Company's failure to successfully address these challenges will negatively impact its ability to achieve meaningful revenue and could cause the Company to seek additional financing sooner than expected or to scale back planned operations.

Securac is investing significant resources in further developing and marketing new and enhanced products and services. Demand and customer acceptance for recently introduced products and services are subject to a high level of uncertainty as these products and services involve a new approach to the conduct of business in association with risk management. As a result, the Company has invested in, and intends to continue to pursue, intensive marketing and sales efforts to educate prospective customers regarding the uses and benefits of these products and services in order to generate demand. Demand for these products and services may not develop, or the Company may not develop acceptable solutions in a timely or cost-effective manner. This could have a material adverse effect on its business, financial position and results of operations or cash flows.

THE COMPANY IS DEPENDENT ON MEMBERS OF ITS SENIOR MANAGEMENT, NONE OF WHOM ARE BOUND BY TERM EMPLOYMENT AGREEMENTS.

The Company is highly dependent upon its senior management. The Company has not entered into term employment agreements with any of such individuals. Loss of the services of any member of senior management may materially disrupt and harm its business. Although the Company is in the process of obtaining "key man" life insurance covering members of senior management, the Company cannot assure investors that such insurance will be obtained, or that, if obtained, will be maintained in amounts adequate to cover potential loss or at all.

The Company's operations could be adversely affected if senior managers or other skilled personnel were to leave and qualified replacements were not available. Competition for managerial and skilled personnel in the software industry remains intense. Especially as the Company embarks on the introduction of new and innovative technology offerings to its client base it is relying on being able to build up and maintain a specialized workforce with deep technological know-how to ensure an optimal implementation of such new technologies in accordance with its clients' demands. Such personnel in certain regions
(including the U.S. and Canada) are in short supply. The Company expects continued increases in compensation costs in order to attract and retain senior managers and skilled employees, especially as the current weakened economy improves. There can be no assurance that the Company will continue to be able to attract and retain the personnel it requires to develop and market new and enhanced products and to market and service its existing products and conduct its operations successfully.

THE COMPANY DOES NOT PRESENTLY HAVE THE RIGHT UNDER A MATERIAL SOFTWARE LICENSE TO EXPAND ITS SOFTWARE BUSINESS BEYOND NORTH AMERICA; POTENTIAL CONFLICTS OF INTEREST WITH SENIOR MANAGEMENT RELATING TO THE SOFTWARE LICENSE COULD NEGATIVELY IMPACT ITS BUSINESS.

The Company licenses the core of its software technology from a company owned and controlled by members of its senior management. As such, there is a potential conflict between the interests of such individuals, as licensor, and the Company, as licensee, should a disagreement arise under the license agreement including disagreements relating to the amount or payment of royalties, scope of the license or otherwise. In addition, the license is limited in geographic coverage to North America. Should the Company choose to expand its business beyond North America, it would need to negotiate a new arrangement with the licensor. While the licensor has no obligation to extend the license beyond North America, on terms acceptable to it or at all, the Company believes that such individuals, through their ownership and other interests in its organization, should have an incentive to reach a mutually acceptable arrangement, which would apply in that case as well as other potential issues under the license. Nevertheless the Company cautions investors that a license may not be available to its software technology beyond North America if and when it decides to so expand, and that the potential conflict of interest may impact the behavior of members of its senior management in a way that is not in the best interests of the shareholders of the Company.

A SIGNIFICANT INCREASE IN THE COMPANY'S CUSTOMER BASE COULD STRAIN ITS OPERATIONS AND MAY RESULT IN ITS INABILITY TO PROPERLY MANAGE ITS ORGANIZATIONAL STRUCTURE

Growth could strain the Company's operations and require it to incur costs to upgrade its infrastructure and expand its personnel. If the Company's customer base grows significantly, it cannot be sure that it will successfully manage its growth. In order to manage any such growth successfully, the Company must:

      o expand its management team, financial and information systems and controls and operations team;

      o     maintain a high level of customer service and support;

      o expand its implementation and consulting resources internally and with third parties;

      o     expand, train, manage and retain its employee base effectively; and

      o manage costs for employees, hardware, software and networks in a manner that will permit its business to scale.

Any failure to effectively meet the above requirements could adversely affect its business. In addition, if its customer base grows significantly, there will be additional demands on its customer service support, research and development, sales and marketing and administrative resources as the Company tries to increase its service offerings and expand its target markets. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems and controls could harm the Company's ability to accurately forecast demand for its services, manage its billing of customers, manage its sales cycle and implementation services and record and report management and financial information on a timely and accurate basis. Moreover, any inability to expand its service offerings and employee base commensurate with any increase in the demand for its services could cause its revenues to decline.

UNDETECTED ERRORS OR DELAYS IN NEW PRODUCTS AND PRODUCT ENHANCEMENTS MAY RESULT IN INCREASED COSTS TO THE COMPANY AND DELAYED DEMAND FOR ITS NEW PRODUCTS.

To achieve customer acceptance, the Company's new products and product enhancements can require long development and testing periods, which may result in delays in scheduled introduction. Generally, first releases are licensed after a validation process. Such new products and product enhancements may contain a number of undetected errors or "bugs" when they are first released. As a result, in the first year following the introduction of certain releases, the Company generally anticipates devoting significant resources working with early customers to correct such errors. There can be no assurance, however, that all such errors can be corrected to the customer's satisfaction, with the result that certain customers may bring claims for cash refunds, damages, replacement software or other concessions. The risks of errors and their adverse consequences may increase as the Company seeks simultaneously to introduce a variety of new software products.

Although the Company tests each new product and product enhancement release before introducing it to the market, there can be no assurance that significant errors will not be found in existing or future releases of Securac's software products, with the possible result that significant resources and expenditures may be required in order to correct such errors or otherwise satisfy customer demands. In addition, the possibility cannot be excluded that customers may bring actions for damages, make claims for replacement of software, or demand other concessions from us. Significant undetected errors or delays in new products or product enhancements may affect market acceptance of its software products.

THE COMPANY IS SUBJECT TO PRICING PRESSURE.

In response to the limited install base of its software, the Company has been required in the past, and may be required in the future, to furnish additional discounts to customers or otherwise modify its pricing practices. These developments have and may increasingly negatively impact its revenue and earnings. The Company intends to license its products in individual software components or a suite of software components on a "subscription" basis pursuant to an end user enterprise license agreement, which may be renewed at the end of the subscription term. Changes in the Company's pricing model or any other future broadly-based changes to its prices and pricing policies could lead to a decline or delay in software sales as its sales force and its customers adjust to the new pricing policies.

The Company, together with certain business partners, offers certain Acertus(TM) software products on a per project basis in which per project fees may be paid to it on a per project basis rather than an upfront license fee payment as under its standard pricing models. The Company's project-based solutions have not generated significant revenues in 2004 and prior years. As part of its long-term strategy for growth, the Company expects that these programs will generate incremental revenue. There can be no assurance that such programs will be successful or, if successful, that they will not negatively impact its standard pricing models. The recent trend of outsourcing risk management solutions could result in increased competition through the entry of consulting firms and other application-hosting providers. The Company may be unable to offer an outsourcing model that customers demand, or competitors may offer better, lower priced or more desirable outsourcing models. In addition, the distribution of applications through application service providers may reduce the price paid for its products or adversely affect other sales of its products.

IF THE COMPANY DOES NOT CONTINUE TO SATISFY THE TERMS AND CONDITIONS OF LICENSE AGREEMENTS COVERING ITS CORE SOFTWARE TECHNOLOGY, THE COMPANY MAY LOSE ITS RIGHTS TO SUCH TECHNOLOGY.

Under the terms of the Company's license agreements with Securac Technologies Inc. covering its software technology, its rights to the Acertus(TM) software and to Risk Governance software may be terminated if the Company fails to meet all of its obligations under the agreements.

THE COMPANY MAY NOT BE ABLE TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS, WHICH MAY CAUSE IT TO INCUR SIGNIFICANT COSTS IN LITIGATION AND EROSION IN THE VALUE OF ITS BRANDS AND PRODUCTS.

The Company relies on a combination of the protections provided by applicable trade secret, copyright, license and non-disclosure agreements and technical measures to establish and protect its rights in its products. Despite the Company's efforts, there can be no assurance that these protections will be adequate or that its competitors will not independently develop technologies that are substantially equivalent or superior to its technology. Despite the Company's efforts, it may be possible for third parties to copy certain portions of its products or reverse engineer or otherwise obtain and use information that the Company regards proprietary. Accordingly, there can be no assurance that the Company will be able to protect its proprietary software against unauthorized third party copying or use, which could adversely affect its competitive position. In addition, the laws of certain countries do not protect its proprietary rights to the same extent as do the laws of the U.S. or Canada.

THE COMPANY'S ENCRYPTION TECHNOLOGY MAY BE BREACHED OR COMPROMISED.

The Company relies on encryption, authentication mechanism and firewalls to provide the necessary security for the confidential information transmitted to and from it over the Internet. Anyone who circumvents its security measures could misappropriate proprietary information or cause interruptions in its services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into its systems or those of its customers or suppliers, which could disrupt its network or make it inaccessible to customers or suppliers. The Company's security measures may be inadequate to prevent security breaches, and its business would be harmed if the Company does not prevent them. In addition, the Company may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches.

Consumers have significant concerns about secure transmissions of confidential information, especially financial information, over public networks like the Internet. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of its security systems or those of other web-sites to protect proprietary information. If any compromises of security were to occur, it could have the effect of substantially reducing the use of the web for commerce and communications and therefore could adversely impact its long-term strategy for growth.

IN ADDITION TO ITS CORE TECHNOLOGY LICENSES, THE COMPANY LICENSES CERTAIN THIRD-PARTY SOFTWARE FOR INCLUSION IN ITS PRODUCTS, AND SUCH SOFTWARE MAY NOT ALWAYS BE AVAILABLE FOR ITS USE OR THE LOSS OF THIS TECHNOLOGY COULD DELAY IMPLEMENTATION OF ITS PRODUCTS OR FORCE IT TO PAY HIGHER LICENSE FEES.

In addition to its Acertus(TM) and Risk Governance core technology licenses, the Company licenses third-party software to perform certain functions in its own software products. To date, the Company has had a successful history of renewing or extending the required licenses without interruption to its services, on terms we regard as satisfactory. It is possible that in the future the Company may not be able to renew one or more of those licenses on acceptable terms. If that were to occur, the Company may be forced to stop shipping the affected product(s) until it could find or build a replacement for the third-party software; this could materially and adversely affect its operating results. While the Company believes that no such individual technology is material to its business, changes in or the loss of licenses for such third-party technology could lead to a material increase in the costs of licensing or to Acertus(TM) software products becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development costs to ensure continued performance of its products.

THE COMPANY'S FAILURE TO DEVELOP NEW RELATIONSHIPS AND ENHANCE EXISTING RELATIONSHIPS WITH THIRD-PARTY DISTRIBUTORS, SOFTWARE SUPPLIERS, SYSTEM INTEGRATORS AND VALUE-ADDED RESELLERS THAT HELP SELL ITS SERVICES AND PRODUCTS MAY ADVERSELY AFFECT ITS REVENUES.

The Company has supplemented its consulting and support services (in the areas of product implementation, training and maintenance) through "alliance partnerships" with third-party consulting groups including consulting groups formerly associated with major accounting firms. Most of these agreements and alliances are of relatively short duration and non-exclusive. In addition, it has established relationships relating to the resale of certain of its software products by third parties including value-added resellers.

There can be no assurance that these third parties or business partners, most of whom have similar arrangements with the Company's competitors and some of whom also produce their own standard application software in competition with the Company, will continue to cooperate when such agreements or partnerships expire or are up for renewal. In addition, there can be no assurance that such third parties or partners will provide high-quality products or services or that actions taken or omitted to be taken by such parties will not adversely affect the organization. There can be no assurance that slow or weak economic recovery will not affect such third parties or partners or the products and services that they provide pursuant to the agreements with the Company. The failure to obtain high quality products or services or to renew such agreements or partnerships could adversely affect the Company's ability to continue to develop product enhancements and new solutions that keep pace with anticipated changes in hardware and software technology and telecommunications, or could adversely affect the demand for its software products.

IF THE COMPANY IS UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES, IT MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The Company's future success will depend in part upon its ability to:

      o     continue to enhance and expand its existing products and services;

      o     provide best-in-class business solutions and services; and

      o develop and introduce new products and provide new services that satisfy increasingly sophisticated customer requirements, that keep pace with technological developments and that are accepted in the market.

The Company continues to transform its suite of risk assessment applications to identify, measure, and manage enterprise-wide security risk solutions for its customers. There can be no assurance that the Company will be successful in anticipating and developing product enhancements or new solutions and services to adequately address changing technologies and customer requirements. Any such enhancements, solutions or services may not be successful in the marketplace or may not generate increased revenue. The Company may fail to anticipate and develop technological improvements, to adapt its products to technological change, changing country-specific regulatory requirements, emerging industry standards and changing customer requirements or to produce high-quality products, enhancements and releases in a timely and cost-effective manner in order to compete with applications offered by its competitors.

IF THE COMPANY ACQUIRES OTHER COMPANIES, IT MAY NOT BE ABLE TO INTEGRATE ITS OPERATIONS EFFECTIVELY AND, IF IT ENTERS INTO JOINT VENTURES, THE COMPANY MAY NOT WORK SUCCESSFULLY WITH ITS ALLIANCE PARTNERS.

In order to complement or expand its business, Securac has made and expects to continue to make acquisitions of additional businesses, products and technologies, and has entered into, and expects to continue to enter into, a variety of transactions, including alliance arrangements. The Company's current strategy for growth includes, but is not limited to, the acquisition of companies as a key element of future growth, especially acquisitions of smaller companies that specifically aim at strengthening its geographic reach, broadening its offering in particular industries, or complementing its technology portfolio. Management's negotiations of potential transactions, including acquisitions or alliances, and management's integration of acquired businesses, products or technologies could divert its time and resources. In addition, risks commonly encountered in such transactions include:

      o     inability to successfully integrate the acquired business;

      o inability to integrate the acquired technologies or products with its current products and technologies;

      o     potential disruption of its ongoing business;

      o     inability to retain key technical and managerial personnel;

      o     dilution  of  existing   equity  holders  caused  by  capital  stock
            issuances to the stockholders of acquired companies or capital stock issuances to retain employees of the acquired companies;

      o     assumption of unknown material liabilities of acquired companies;

      o     incurrence of debt and/or significant cash expenditure;

      o     difficulty in maintaining controls, procedures and policies;

      o potential adverse impact on its relationships with partner companies or third-party providers of technology or products;

      o     regulatory constraints;

      o     impairment of relationships with employees and customers; and

      o     problems  with  product   quality,   product   architecture,   legal
            contingencies, product development issues or other significant issues that may not be detected through the due diligence process.

In addition, acquisitions of additional businesses may require large write-offs of any in-process research and development costs related to companies being acquired and amortization costs related to certain acquired tangible and intangible assets. Ultimately, certain acquired businesses may not perform as anticipated, resulting in charges for the impairment of goodwill and/or other intangible assets. Such write-offs and amortization charges may have a significant negative impact on operating margins and net income in the quarter in which the business combination is completed and subsequent periods. In addition, the Company has entered and expects to continue to enter into alliance agreements for the purpose of developing new products and services. There can be no assurances that any such products or services will be successfully developed or that the Company will not incur significant unanticipated liabilities in connection with such arrangements. The Company may not be successful in overcoming these risks or any other problems encountered in connection with any such transactions and may therefore not be able to receive the intended benefits of those acquisitions or alliances.

PAYMENT OF  DIVIDENDS,  IF ANY,  MAY IMPACT  THE VALUE OF THE  COMPANY'S  COMMON
STOCK.

The currency in which the Company's common stock is traded is the United States dollar. The payment of dividends, if any, in the future is within the discretion of its board of directors and will depend on its earnings, capital requirements, financial condition and other relevant factors. The Company's board of directors does not presently intend to declare any dividends on its common stock in the foreseeable future. The Company anticipates that all of its earnings and other resources, if any, will be retained by it for investment in its business

PRINCIPAL SHAREHOLDERS MAY BE ABLE TO EXERT CONTROL OVER THE COMPANY'S FUTURE DIRECTION AND OPERATIONS.

As of March 15, 2005, the beneficial holdings of the Company's principal shareholders (comprising trusts of which three of its executive officers and their family members are beneficiaries), constituted in the aggregate approximately 47% of the outstanding Common Stock of the Company. In addition, two other stockholders owned in the aggregate an additional approximately 11% of its outstanding common stock as of that date. If these persons vote the shares held by them in the same manner, it may have the effect of delaying, preventing or facilitating a change in control of the Company or other significant changes to the Company or its capital structure.

THE COMPANY'S SALES MAY BE SUBJECT TO FLUCTUATIONS.

If and to the extent we are successful generating meaningful revenue, we anticipate that its revenue and operating results will be subject to variation. Its revenue in general, and in particular its software revenue, is difficult to forecast for a number of reasons, including:

      o     the relatively long sales cycles for its products;

      o     the size and timing of individual license transactions;

      o     the  timing  of  the   introduction   of  new  products  or  product
            enhancements by it or its competitors;

      o the potential for delay of customer implementations of Acertus(TM) software products;

      o     changes in customer budgets;

      o     seasonality of a customer's technology purchases; and

      o     other general economic and market conditions.

We significantly increased its operations in 2004, and plan to continue to increase throughout 2005, the following expenditures depending on its results and outlook during 2005:

      o     expenditures to fund continued development of its operations; and

      o levels of research and development directed towards new products and product enhancements.

Such increases in expenditures will depend, among other things, upon ongoing results and evolving business needs. To the extent such expenses precede or are not subsequently followed by increased revenue, its operating results would be materially adversely affected.

U.S. JUDGMENTS MAY BE DIFFICULT OR IMPOSSIBLE TO ENFORCE AGAINST US.

All of its executive officers and, with one exception, all members of its Board of Directors are non-residents of the U.S. A substantial portion of the assets of its company and such persons are located outside the U.S. As a result, it may not be possible to effect service of process within the U.S. upon such persons or it or to enforce against them or it judgments obtained in U.S. courts predicated upon the civil liability provisions of the securities laws of the U.S. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may be unenforceable in Canada.

STOCK RELATED RISKS

ABSENCE OF DISTRIBUTIONS

We have not paid cash distributions and do not anticipate paying cash distributions in the foreseeable future.

SALES OR THE POTENTIAL FOR SALES OF THE COMPANY'S COMMON STOCK MAY CAUSE ITS STOCK PRICE TO DECLINE.

Approximately 43,399,629 shares, or 95.88%, of the Company's currently outstanding shares of common stock are deemed "restricted securities" as that term is defined by Rule 144 under the Securities Act of 1933. Such shares will be eligible for public sale only if registered under the Securities Act or if sold pursuant to an exemption from registration such as that provided by Rule
144. We intend to register the resale of all of its shares that are currently deemed "restricted securities", as well as the shares purchased by investors in the Offering. The sale of shares by selling stockholders from time to time, or even the potential of such sale, may depress the price of its common stock. Under Rule 144, a person who has held restricted securities for a period of at least one year may sell a limited number of shares to the public in ordinary brokerage transactions, and persons who are not "affiliates" of the Company may sell free from the limitations of the Rule. The timing and amount of sales of common stock that are deemed "restricted securities" could have a depressive effect on the future market price of its stock. THERE IS ONLY A LIMITED TRADING MARKET FOR THE COMPANY'S COMMON STOCK AND IT IS POSSIBLE THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES EASILY.

There is currently only a limited trading market for the Company's common stock. Its common stock is quoted on the NASD Over-the-Counter Bulletin Board under the symbol "SECU" with very limited or no trading volume. We currently have a very limited public float (1,864,537 shares, or 4.12% of its currently outstanding shares), which contributes to its limited trading volume. While its public float should increase significantly as a result of its planned resale registration, we cannot assure you that a substantial trading market will develop or be sustained for its common stock.

THE MARKET PRICE OF THE COMPANY'S STOCK MAY BE ADVERSELY AFFECTED BY MARKET VOLATILITY.

The market price of its common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

      o announcements of new contracts or products or product versions by it or its competitors,

      o     developments with respect to patents or proprietary rights,

      o     announcements of technological innovations by it or its competitors,

      o actual or anticipated variations in its operating results due to the level of development expenses and other factors,

      o changes in financial estimates by securities analysts and whether its earnings meet or exceed such estimates,

      o conditions and trends in the software industry, as well as the industries of its customers,

      o     new accounting standards,

      o general economic, political and market conditions and other factors, and

      o     the occurrence of any of the risks described in "Risk Factors."

Since the RTO, the price range of the closing bid prices for the Company's common stock has been between a high of US$2.75 and a low of US$0.90. In the past, following periods of volatility in the market price of the securities of companies in its industry, securities class action litigation has often been instituted against those companies. If we face such litigation in the future, it would result in substantial costs and a diversion of management attention and resources, which would negatively impact its business.

Declines in the Company's stock price might harm its ability to issue equity under future potential financing arrangements. Since we would expect to issue shares in such transactions at a price generally based on the market price of its common stock, a decline in its stock price would result in its needing to issue a greater number of shares to raise a given amount of funds or acquire a given amount of goods or services. For this reason, a decline in the Company's stock price might also result in increased ownership dilution to its stockholders.

FUTURE ISSUANCE OF COMMON STOCK UPON EXERCISE OF WARRANTS AND STOCK OPTIONS MAY DEPRESS THE PRICE OF THE COMPANY'S COMMON STOCK.

As of March 1, 2005, we had 10,731,095 shares of common stock reserved for issuance upon exercise of warrants and stock options as follows:

      o 2,970,000 shares underlying warrants exercisable until July 16, 2006 at US$0.75 per share;

      o 350,000 shares underlying warrants exercisable until October 29, 2006 at US$0.50 per share;

      o 477,472 shares underlying warrants exercisable until December 1, 2007 at US$1.25 per share; and

      o 143,999 shares underlying warrants exercisable until December 31, 2007 at US$1.25 per share.

In addition, at that date, the Company was entitled to issue awards covering an aggregate of 6,789,624 shares of common stock pursuant to its 2004 Incentive Stock Plan, which awards may include options, SARs and stock grants.

During the respective terms of the warrants and options granted or to be granted under the Company's 2004 Incentive Stock Plan or otherwise, the holders thereof are given an opportunity to benefit from a rise in the market price of the common stock, with a resultant dilution of the interests of existing stockholders. The existence of these warrants and options could make it more difficult for it to obtain additional financing while such securities are outstanding. The holders may be expected to exercise their rights to acquire common stock and sell at a time when we would, in all likelihood, be able to obtain needed capital through a new offering of securities on terms more favorable than those provided by these warrants and options.

THE  COMPANY'S  COMMON  STOCK IS DEEMED TO BE A "PENNY  STOCK" WHICH MAY MAKE IT
MORE   DIFFICULT  FOR  INVESTORS  TO  SELL  THEIR  SHARES  DUE  TO   SUITABILITY
REQUIREMENTS.

The Company's common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. With certain exceptions, penny stocks are generally defined to mean stocks:

      o     With a price of less than US$5.00 per share;

      o     That are not traded on a "recognized"  national  exchange or NASDAQ;
            or

      o Of issuers with net tangible assets of less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million if the issuer has been in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for the Company's common stock by reducing the number of potential investors. This may make it more difficult for its shareholders to sell shares to third parties or to otherwise dispose of them, which could have a depressive effect on its stock price.

ITEM 2.  DESCRIPTION OF PROPERTY

We are headquartered in Calgary, Alberta, with additional offices in Boston, San Mateo, Toronto, Vancouver and Edmonton. We co-lease approximately 8,076 square feet of space under a Lease of Office Space and we believes that its facilities are in good operating condition and will adequately serve its needs for at least the next 12 months. It is also anticipated that if required, suitable additional or alternative space will be available on commercially reasonable terms to accommodate expansion of the operations.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any material litigation and we are not aware of any pending or threatened litigation against us that could have material adverse effect on our business, operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)   MARKET INFORMATION

Our Common Stock is traded on the OTC Bulletin Board under the symbol "SECU.OB". The following sets forth the high and low bid prices for our Common Stock for each quarter during the last two fiscal years. The source for the high and low bid information is the OTC Bulletin Board. Quotations reflect interdealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

--------------------------------------------------------------------------------
QUARTER ENDED                                            HIGH            LOW
--------------------------------------------------------------------------------
March 31, 2003                                           $ 0.24         $ 0.24
June 30, 2003                                            $ 0.24         $ 0.24
September 30, 2003                                       $ 0.90         $ 0.24
December 31, 2003                                        $ 0.75         $ 0.18

March 31, 2004                                           $ 0.37         $ 0.24
June 30, 2004                                            $ 0.37         $ 0.30
September 30, 2004                                       $ 2.55         $ 0.25
December 31, 2004                                        $ 2.75         $ 0.90

March 31, 2005                                           $ 2.25         $ 0.90

On April 14, 2005 the closing bid price for the Common Stock was approximately $1.10.

(b)   NUMBER OF COMMON EQUITY HOLDERS

Based upon information supplied from the Company's transfer agent, as of April 14, 2004 the Company believes that there were 463 record holders of the Company's common stock.

(c)   DIVIDENDS

We have not paid any cash dividends on our common stock since our formation. The payment of dividends, if any, in the future is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Our board of directors does not presently intend to declare any dividends on our common stock in the foreseeable future. We anticipate that all of our earnings and other resources, if any, will be retained by us for investment in our business.

(d)   SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth certain information with respect to Incentive Stock Plan as at the fiscal year-ended December 31, 2004.

---------------------------------------------------------------------------------------------------------------------
                                                                                   NUMBER OF SECURITIES REMAINING
                           NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE         AVAILABLE FOR FUTURE ISSUANCE
                             ISSUED UPON EXERCISE OF       EXERCISE PRICE OF       UNDER EQUITY COMPENSATION PLAN
                              OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES REFLECTED IN
      PLAN CATEGORY            WARRANTS AND RIGHTS        WARRANTS AND RIGHTS                COLUMN (A))
---------------------------------------------------------------------------------------------------------------------
                                       (a)                         (b)                            (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation                 3,390,000                    $0.67                        2,953,288
plans approved by
security holders
---------------------------------------------------------------------------------------------------------------------
Equity compensation                     -                          -                              -
plans not approved by
security holders
---------------------------------------------------------------------------------------------------------------------
                    TOTAL           3,390,000                                                 2,953,288
---------------------------------------------------------------------------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis contains descriptions of our current expectations and forecasts regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this Form 10-KSB are made in reliance on safe harbor provisions of the Private Securities Litigation Reform Act of 1995. For further information regarding these forward looking statements and the factors that could cause actual results to differ, please look at Item 1. Business Description - Factors That May Affect Future Results of Our Business. Any or all of the forward-looking statements that we make in this Form 10-KSB, or any other public statements we issue may turn out to be wrong. It is also important to remember that other factors besides those listed in the Risk Factors section could also adversely affect our business, operating results or financial condition.

This section should be read in conjunction with Item 1. Business Description - Factors That May Affect Future Results of Our Business, our audited consolidated financial statements and related notes included herein.

REVERSE TAKEOVER OF APPLEWOOD'S RESTAURANTS, INC.

In September 2004, Securac Inc.'s shareholders entered into share exchange agreements with Applewood's Restaurants, Inc. ("Applewood's"). On October 19, 2004, Securac Inc. ("Inc.") consummated a Share Exchange with Securac Corp. ("Corp." - formerly Applewood's Restaurants, Inc.) pursuant to which Corp.
issued 2.7 shares of common stock in exchange for each issued common share of Inc. held by its shareholders. Corp. issued a total of 37,246,289 shares of common stock. In connection with the Share Exchange, Corp. assumed warrants held by investors in Inc., which warrants will now entitle the holders to purchase an aggregate of 2,970,000 shares of common stock of Corp. at any time until July 16, 2006 at an exercise price of US$0.75 per share. As the number of shares issued in the Share Exchange by Corp. to the shareholders in Inc. represented approximately 90% of the outstanding common stock of Corp. after issuance, the transaction has been accounted for as a reverse takeover of Corp. by the shareholders of Inc. In connection with and as a condition to the Share Exchange, Corp. completed a one-for-fifteen reverse split of its outstanding shares of common stock effective October 21, 2004. All share and per share information referred to herein reflect the reverse split.

The attached Financial Statements for the year ended 2003 (audited) are for Inc. and do not reflect the consolidation of Inc. and Applewood's Restaurants, Inc. However, the attached Financial Statements for the year ended 2004 (audited) give effect to the transaction.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management  believes the following critical  accounting policies affect its more
significant   estimates  and   assumptions   used  in  the  preparation  of  its
consolidated financial statements.

REVENUE RECOGNITION

Risk Management, Compliance, and Governance Software Products - Our software products are licensed to our clients under the terms of our End User Enterprise License Agreement and Order Form, whereby consideration in the form of License fees are based on a subscription for a fixed term. Since the grant of the License is irrevocable and the License fee is non-refundable prior to the expiry of the fixed term, the License Fees are recorded as earned revenues when we invoice the client pursuant to the Order Form. Maintenance fees are initially deferred as unearned revenues and ratably recognized over the maintenance term. Implementation and professional services fees are recorded as earned, generally on a time and materials basis. The timing and certain methods of recognizing revenues require management to make estimates with respect to costs incurred, milestones reached and other factors.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We evaluate the collectability of our trade receivables on a combination of factors. When we become aware of a specific customer's inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration in the customer's financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

INCENTIVE COMPENSATION

Annual incentive bonuses are a significant part of Securac's compensation philosophy. These cash and stock option bonuses are generally tied to achieving certain firm-wide financial metrics and department level objectives. We generally accrue estimated annual cash bonus costs evenly over the fiscal year, with certain quarterly adjustments related to terminations and hiring and changes in expected financial or operational results. Incentive bonuses related to any fiscal year are generally paid on March 31 following the fiscal year end. In September 2003, the CICA issued CICA 3870 revised transitional provisions for "Stock-Based Compensation and Other Stock-Based Payments". This Section requires fair value based method of accounting for stock-based compensation and other stock-based payments. The recommendations of this Section have been applied retroactively commencing in the fiscal year beginning January 1, 2004 of the Company. The Company filed its 2004 Stock Incentive Plan under form S-8 with United States Securities and Exchange Commission on January 19, 2005.

INVESTMENT TAX CREDITS

Investment tax credits, which are earned as a result of qualifying research and development expenditures are recognized when the expenditures are made and their realization is reasonably assured, and are applied to reduce related costs and expenses in the year.

INCOME TAXES

Income taxes are provided for using the liability method whereby future tax assets and liabilities are recognized using current tax rates on the difference between the financial statement carrying amounts and the respective tax basis of the assets and liabilities. The Company provides a valuation allowance on future tax assets when it is more likely than not that such assets will not be realized.

RESEARCH AND DEVELOPMENT COSTS

Research costs are expensed as incurred. Development costs are also generally expensed as incurred unless such costs meet the criteria necessary for deferral and amortization. To qualify for deferral, the costs must relate to a technically feasible, identifiable product that the Company intends to produce and market, there must be a clearly defined market for the product and Company must have the resources, or access to the resources, necessary to complete the development. The Company has not deferred any development costs to date.

USE OF ESTIMATES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

The following table shows our summarized operations data represented by items in our consolidated statements of income for the years ended December 31, historical financials are stated in Canadian dollars, as audited:

                                                                  Audited
                                                            Year ended December 31
STATEMENT OF OPERATIONS DATA:                                2003            2004
                                                         ------------    ------------
        Revenue ......................................   $    527,096    $    725,272
        Cost of sales ................................        387,866         209,392
                                                         ------------    ------------
        Gross profit .................................        139,230         515,880
        Operating expenses
             General and administration ..............        561,576         297,170
             Sales, marketing and investor relations .        419,865         803,523
             Research and development ................        391,197         795,302
             Professional fees .......................             --         734,378
             Stock based compensation ................             --       1,133,687
             Amortization and depreciation ...........         15,989          26,093
                                                         ------------    ------------
        Loss from operations .........................     (1,249,397)     (3,274,273)
        Other income (expense) .......................        (15,333)        (10,469)
        Net loss .....................................     (1,264,730)     (3,284,742)
        Net loss per share:
             Total shares outstanding ................     33,808,079      36,571,730
             Net loss per share ......................         ($0.04)         ($0.09)

BUSINESS OF THE COMPANY - RISK MANAGEMENT, COMPLIANCE, AND GOVERNANCE SOFTWARE AND SERVICES

OVERVIEW

Fiscal 2004 represented a year of significant change for Securac. With the first commercial-ready version of our Acertus(TM) software released on schedule in July, management proceeded with the implementation of our North American commercialization strategy. This involved three key initiatives including, (a) a corporate reorganization and reverse merger transaction, (b) investment in marketing and pre-sales activities, and (c) continued investment in ongoing development and support of our software. Accordingly, our financial performance in 2004 reflects the investment and associated costs involved with transitioning our company from a services and development organization to a sales and marketing entity designed to exploit our core software application in the North American market. While the majority of the reorganization and marketing costs were incurred in Q3 and Q4 of 2004, the corresponding revenue is expected to be realized in the second, third, and fourth quarters of fiscal 2005, resulting in a net loss in 2004.

Our strategy resulted in a series of infrequent transactions having a materially unfavorable impact on our operating expenses. Professional fees and Stock based compensation totaling $1,868,065 have been presented as individual line items due to their unusual nature. Professional fees in 2004 were primarily composed legal fees incurred in our reorganization and reverse merger and sales and marketing support around the launch of our first release of Acertus(TM). Stock based compensation included a one-time charge of $553,445 to account for the issuance of 954,216 common shares to an employee upon the exercise a purchase option for cash proceeds of $95.00. Also included in Stock based compensation was the issuance of 500,000 shares to two former affiliates of Securac Corp. as a condition of closing the reverse merger transaction resulting in a charge of $314,525.

The foregoing transactions resulted in an unusually high net loss for 2004, however our prospects for next year are more positive. First, we expect Professional fees to be a significantly lower proportion of operating expenses as we do not anticipate any further reorganizations and with our reverse merger complete, our public listing costs to stabilize. Second, we expect Stock-based compensation to be significantly lower as we attempt to issue all warrants and options equal to, or greater than fair market value, thus reducing the expense of the Black-Scholes option pricing model. Third, we have been recognizing a known trend in our market where the demand for GRC software products has been spurred by the unprecedented additional compliance requirements of the Sarbanes-Oxley Act of 2002 on all publicly-owned U.S. companies. Our increased sales and marketing activities, along with this recognizable trend supports our belief that our Acertus(TM) product suite has gained significant visibility in the risk/compliance software market, and has resulted in increased levels of sales opportunities.

REVENUE

Revenue growth for our business has increased significantly in 2003 as a result of a professional services agreement with a significant customer. As we had not yet completed a commercial ready version of our enterprise software product prior to year end, professional services revenue accounted for greater than 87% of our total revenue for 2003. In July of 2004, we completed testing of our enterprise software and subsequently entered into licensing agreements with customers in Q4 reflecting an additional $145,278 to our annual $579,994 professional services revenue.

Revenue from our business consists of annual subscription based License Fees to our risk management, governance and compliance software products. Our licensing revenue is augmented with related revenue in annual maintenance, installation, training and professional services.

License Fees - This form of licensing allows customers to pay a minimum two-year subscription fee based on the number of users (many cases) tied to a server. We generally bill and collect these fees upon receipt of the Order Form and recognize the income when we invoice the client because the grant of the license is irrevocable and the License Fee is non-refundable prior to the expiry of the fixed term. As matter of policy, we book our Licensing Fees revenue to the extent possible in US dollars. The growth in License Fees continues to be generated from our accelerated marketing and sales strategy aimed at obtaining new clients through direct sales and channel partners.

For the year ended in 2004, Acertus(TM) License Fee revenue increased by 197% as we had a completed commercial ready software application in July 2004.

Annual Maintenance - Our customers pay a separate Annual Maintenance Fee based on our cost to provide knowledge database updates, version point updates, enhancements, access to the user community and Tier 1-2 telephone support. We bill and collect these fees upon receipt of the Order Form and record the entire amount of the Annual Maintenance Fee in deferred revenue. As we deliver to the client our Annual Maintenance throughout the term of the subscription, we recognize the associated revenue on a straight-line basis. In 2002, 2003, and in the nine months ended 2004, no Annual Maintenance Fees were invoiced or collected.

Installation and Training Fees - Installation and Training Fees are revenues related to services in connection with software installations. Installation and Training Fees are recorded as earned, generally on a time and materials basis. The timing of the recording of Installation Fees is governed by the terms of the implementation contracts and other factors that can cause significant variations from year to year. Installation and training amounted to nil in 2004 as it was not required under our sales arrangements, and was $3,000 in 2003 and nil in 2002 reflecting the increased number software installations and increased demand for such services at some of our client installations in 2003.

Professional Services - Professional Services revenue is derived from clients who require risk management assessments, compliance assessments, and assistance in integrating a risk management and governance framework into their organizations. These fees are recorded as earned, generally on a time and materials basis. The timing of the recording of installation fees is governed by the terms of the professional services contracts and other factors that can cause significant variations from year to year. Professional Services revenues increased to $463,789 in 2003 through a contract with a major client and further increased to $579,994 in the year ended 2004.

Revenues From Non-Canadian Customers - The percentage of our total operating revenues that come from our non-Canadian customers represented 87% and 78% 2003 and the year ended 2004, respectively.

COST OF SALES

Cost of sales was $387,866 in 2003 representing the direct labour cost to Securac in carrying out its professional services activities. As our professional services component of revenue decreased in the year ended 2004, our direct labour component decreased to $209,392. Also contributing to our reduced cost of sales for 2004 was the deferment of $78,503 that was invoiced to us by subcontractor in January, 2005 and subsequently recorded in Q1 of 2005.

EXPENSES

General and Administration - General and Administrative expenses ("G&A") consist of management and administrative salaries and benefits, insurance, software and data costs, computer leasing, rent, legal and related expenses required to support our R&D, sales, and marketing initiatives. G&A was $561,576 in 2003 reflecting the increase of operational activity associated with a start-up business. G&A in the year ended 2004 is significantly less than 2003 as it gives effect to the reorganization and reallocation of costs in R&D and sales and marketing in this fiscal year.

Sales, Marketing, And Investor Relations - These expenses were $419,865 in 2003 representing the travel, meals, and legal expenditures related to our private equity raise of $872,844 and the solicitation of beta customers to test our software throughout the development cycle. Sales, marketing and investor relations expenses further increased to $803,523 for the year ended 2004 as our sales and marketing expanded into the United States and we incurred additional legal costs associated with our private placement equity financing.

Research and Development - Research and Development expenses ("R&D") are expensed as incurred unless such costs meet the criteria necessary for deferral and amortization. To qualify for deferral, the costs must relate to a technically feasible, identifiable product that we intend to produce and market, there must be a clearly defined market for the product and we must have the resources, or access to the resources, necessary to complete the development. We have not deferred any development costs to date. Pursuant to our reorganization in March, 2004, our R&D staff is employed by Securac Technologies Inc., a privately-owned company that is owned and controlled by Messrs. Allen, Hookham and Mitchell, and which is considered a Canadian Controlled Private Corporation ("CCPC") for Canadian tax purposes. While Securac pays for the R&D activities incurred by the CCPC, the costs are significantly less than if the R&D activities were incurred directly within the Company, due to the qualification of a CCPC for investment tax credits and research grants that would not otherwise be available to a U.S. publicly traded entity.

R&D expenses in 2003 were $391,197 consisting primarily of subject matter expert consulting fees and outsourced programming costs. In the year ended in 2004, R&D further increased to $795,302, as our headcount increased as a result of internalizing our research, development and testing staff and completing our outsourced programming initiative. Securac focuses its research and development efforts on improving and enhancing its existing solution offerings as well as developing new solutions. The research and development organization responsibilities include product management, product development, and software maintenance and solution release management.

Professional Fees - This consists primarily of $331,945 of legal fees in connection with the reorganization and reverse merger transaction, and $315,124 in sales and marketing consulting fees associated with our commercialization strategy. The total amount of $734,378 is an extraordinary amount specific to the year ended 2004.

Stock Based Compensation - Since Securac did not have a stock based compensation plan in fiscal 2002 and 2003, no expenditures were incurred. On August 3, 2004, the Company issued 954,216 shares to an employee in connection with his severance. These shares were deemed to be issued at their fair market value of US$0.58 per common share, which was based on the sale of similar sized blocks of shares to arm's length parties during the same time period. The resultant compensation in the amount of $553,445 has been charged to Stock Based
Compensation with a corresponding credit to share capital. An additional issuance of 500,000 shares to two former affiliates of Securac Corp. was recorded as a condition of closing the reverse merger transaction resulting in a charge of $314,525. The remaining balance in the Stock Based Compensation account consists of private placement finder's fees, options, and warrants valued using the Black-Scholes option pricing model for a total of $265,717.

Amortization And Depreciation - This consists of the amortization of a distribution right and the depreciation of computer equipment. The amortization of the distribution right relates to a license agreement dated August 29, 2002, pursuant to which the Company owns a non-exclusive right and license to sell, lease, service, maintain, operate and use the Risk Watch system in Canada for a period of one year after the date of the agreement with automatic extensions of 12-month periods unless either company provides notice of termination 30 days prior to the end of the current contract. In 2003 and year ended 2004 we amortized $15,989, and $26,093 respectively.

INCOME TAXES

At December 31, 2004, we had U.S. net operating loss carryforwards of approximately $950,000 that may be offset against future taxable income from the year 2005 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. At December 31, 2004, we also had Canadian non-capital loss carryforwards and investment tax credit carryforwards totaling approximately $1,656,000.

FOREIGN CURRENCY

We realize a significant portion of our revenue in U.S. dollars. At present, there is no policy in place to manage foreign currency risk.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows our summarized balance sheet data represented by items in our consolidated balance sheet as of December 31, 2004:

                                                                 As of
BALANCE SHEET DATA:                                        December 31, 2004
                                                           -----------------
      Cash and cash equivalents .....................         $   254,860
      Accounts receivable ...........................             332,006
      Prepaids ......................................              81,601
      Total assets ..................................             810,563
      Total liabilities .............................           1,210,703
      Total shareholders deficiency .................            (400,140)

As of December 31, 2004, our principal sources of liquidity were our cash and cash equivalents. We have spent significant funds to date on developing our GRC technology including enhancing our current services, to create and run our operations organization, to build and run a professional services organization related to risk management and to develop and run our sales and marketing resources.

We expect to continue to invest significantly in our organization to intensify our marketing and sales efforts, enhance current services and expand our service offerings. We also plan to hire additional people in certain areas of our company in order to support our business and promote and sell our services. In addition, we expect to continue to incur significant fixed and other costs associated with supporting our channel partners and with the implementation and support of our software applications, for our customers. As a result of all of these factors, to achieve operating profitability on a consistent basis, excluding non-cash charges, we will need to increase our customer base, increase our revenue, decrease our overall costs of providing services, including the costs of our licensed technology and our operations.

Since inception in 2002, we have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of December 31 2004, we had an accumulated deficit of $5,292,998, partly attributable to the consolidation of Securac Inc. and Securac Corp.'s existing accumulated deficit pursuant to the reverse merger transaction. These factors indicate that we may be unable to continue in existence, as referenced in Note 2 - Going Concern of the attached 2004 Financial Statements. The Company expects that in order to implement its business plan it will require significant additional equity and/or debt financing. There can be no assurance that any financing will be available on terms satisfactory to the Company or at all. The issuance of additional equity would dilute the ownership interest of the holders of the Shares.

PRINCIPAL FINANCIAL COMMITMENTS

As of December 31, 2004, our principal financial commitments consisted of trade payables, obligations under capital leases, contracts for office facilities, advances from shareholders and a note payable to an unrelated party that is unsecured, non-interest bearing and has no specified terms of repayment.

ITEM 7.  FINANCIAL STATEMENTS.

The Index to Financial Statements appears on page F-1, the Report of the Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-4 to F-27.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, "Disclosure Controls") as of the end of the period covered by this annual report (the "Evaluation Date") have concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 8B. OTHER INFORMATION.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

--------------------------------------------------------------------------------
        NAME           AGE   POSITIONS/TERM WITH THE COMPANY
--------------------------------------------------------------------------------
Terry W. Allen          44   Chief Executive Officer and Director
--------------------------------------------------------------------------------
Paul James Hookham      27   Chief Financial Officer, Treasurer, Secretary, and
                             Director
--------------------------------------------------------------------------------
Bernie McNeill          44   Senior Vice President, Marketing and Sales
--------------------------------------------------------------------------------
Bryce R. Mitchell       41   Director
--------------------------------------------------------------------------------
Kenneth Denich, PhD     52   Director
--------------------------------------------------------------------------------

TERRY W.  ALLEN - CHIEF EXECUTIVE OFFICER, DIRECTOR

Terry Allen has served as our Chief Executive Officer and director since October, 2004, the date of the RTO. Prior thereto and since March, 2002, Mr. Allen served as chief executive officer for Securac Inc. Prior thereto he served as vice president-sales for Knowledge Impact from September 2001 to February 2002 and as well, he served as executive vice president-sales for Compusoft (Canada) Inc., a company traded on the TSX Venture Exchange.

PAUL J. HOOKHAM - CHIEF FINANCIAL OFFICER, DIRECTOR

Paul Hookham has served as our Chief Financial Officer and director since October, 2004, the date of the RTO. Prior thereto and since March, 2002, Mr. Hookham served as chief financial officer for Securac Inc. Prior to joining Securac and since April 2001, Mr. Hookham served as chief financial officer of New Era Nutrition Inc. From May 2000 to March 2001, he served as chief financial officer of Compusoft (Canada) Inc.

BERNIE MCNEILL, MBA - SENIOR VICE PRESIDENT, MARKETING AND SALES, NORTH AMERICA

Mr. McNeill has served as SVP Marketing and Sales since January 2005. Prior thereto and since 1991, Mr. McNeill worked with and consulted to several Fortune 500 organizations such as AT&T, World Bank, Toyota, and Achieve Global. Prior to 1991, Mr. McNeill held senior sales and marketing positions with Johnson & Johnson Products and RJR Nabisco. Mr. McNeill is a frequent lecturer and consultant on sales/marketing strategy implementation, operational excellence and customer intimacy.

BRYCE R. MITCHELL, DIRECTOR

Bryce Mitchell has served as our Executive Vice-President, Sales from October 2004 to April 6, 2005, and as director since October, 2004, the date of the RTO. From March 2002 to the date of the RTO, Mr. Mitchell served as executive vice president - sales for Securac Inc. From January 2000 to March 2002, he served as director of sales for Knowledge Impact.

KENNETH DENICH, PHD, DIRECTOR

Dr. Ken Denich has served as director since October, 2004, the date of the RTO. As well, Dr. Denich is currently director of business development of MannKind Corporation since April 2002. From November 2000 to March 2002, Dr. Denich was Vice President, Research and Development for Cytovax Biotechnologies Inc., a company traded on the TSX Exchange.

AUDIT COMMITTEE

We do not have a separate audit committee. Our entire board of directors acts as our audit committee and they perform the duties and functions of the audit committee. While the members of our board of directors are financially literate and/or have a background in finance or accounting, no member of our board of directors would qualify as a "financial expert" under the criteria established by the Securities and Exchange Commission.

CODE OF ETHICS

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions. Our code of ethics is being filed with this Annual Report as an exhibit hereto.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

Our shareholders are not subject to the provisions of Section 16 of the Securities Exchange Act of 1934, as amended, because we have no equity security registered under Section 12 of that Act.

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain information relating to compensation paid or accrued by us for the past three fiscal years to our Chief Executive Officer and its executive officers whose cash paid compensation exceeded $100,000 for the year ended December 31, 2004 (the "Named Executive Officers"). Only those columns which call for information applicable to us or the Named Executive Officers for the periods indicated have been included in such tables.

SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------
                                                                ANNUAL COMPENSATION             LONG TERM
                                               YEAR                                            COMPENSATION
                                               ENDED                                             OPTIONS/
         NAME & PRINCIPAL POSITION            DEC. 31       SALARY ($)         BONUS ($)          SAR (#)
-----------------------------------------------------------------------------------------------------------
Terry W. Allen, Chief Executive Officer        2004             $0                 -                -
and Director                                   2003             $0                 -                -
                                               2002             $0                 -                -

During the year ended  December 31, 2004,  we did not grant any options to Terry
W. Allen, the sole Named Executive.

Terry W. Allen, and sole Named Executive, did not exercise any stock options or SARs during the year ended December 31, 2004. In addition, Mr. Allen did not have any options or SARs at December 31, 2004. We did not re-price or re-grant any options to Mr. Allen during the year ended December 31, 2004.

EMPLOYMENT AND RELATED AGREEMENTS

We do not have any written or unwritten employment agreement with Terry W. Allen, who serves as our Chief Executive Officer on an at-will basis. Mr. Allen does not have any severance arrangement upon a change of control of the Company, other than our customary severance policy applicable to all employees. This severance policy provides for up to two months severance in the event of termination of employment, depending on the number of years of service.

DIRECTOR COMPENSATION

We do not pay fees to our directors for their service on the board of directors or for their attendance at board meetings or meetings of any committee of the board of directors on which they may serve. We also do not maintain any option plan for which directors are eligible for grants for their service as a director. Those directors that also are employed by us may be eligible for option grants under employee stock option plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

------------------------------------------------------------------------------------------------------------
                                              AMOUNT AND NATURE OF BENEFICIAL
         NAME OF BENEFICIAL OWNER                        OWNERSHIP                      PERCENT OF OWNERSHIP
------------------------------------------------------------------------------------------------------------
Plantagenet Trust(1)                                     3,789,550                              8.34%

Kingsnorth Trust (2)                                     3,789,553                              8.34%

Bayeux Trust (3)                                         3,742,300                              8.24%

Mercia Trust (4)                                         3,742,303                              8.24%

Swansea Trust (5)                                        3,122,650                              6.87%

Hexham Trust (6)                                         3,122,653                              6.87%

Leslie Allan Postnikoff                                  2,576,383                              5.67%

11011 - 11A Avenue, Edmonton, AB, T6J 6M5
Hisahiro Kashida                                         4,860,000(7)                          10.63%

2-11-24 Ebisu-nishi Shibuya-Ku, Tokyo,
156-0021 Japan

All Directors and Officers as a group (4 persons)                0(8)                            0.0%

(1) Paul James Hookham, an executive officer and director of the Company, is a beneficiary of the shares held by this trust. Mr. Hookham does not have investment or voting power with respect to such shares and, accordingly, is not deemed to beneficially own the shares within the meaning of the Securities Exchange Act of 1934, as amended. The Trustee of the Plantagenet Trust is Plantagenet Holdings Ltd. which is controlled by Codan Trustees (B.V.I.) Ltd. and its address is PO Box 3140, Romasco Place, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands

(2) Paul James Hookham, an executive officer and director of the Company, is a beneficiary of the shares held by this trust. Mr. Hookham does not have investment or voting power with respect to such shares and, accordingly, is not deemed to beneficially own the shares within the meaning of the Securities Exchange Act of 1934, as amended. The Trustee of the Kingsnorth Trust is Kingsnorth Ltd. which is controlled by Codan Trustees (B.V.I.) Ltd. and its address is PO Box 3140, Romasco Place, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.

(3) Bryce R. Mitchell, an executive officer and director of the Company, is a beneficiary of the shares held by this trust. Mr. Mitchell does not have investment or voting power with respect to such shares and, accordingly, is not deemed to beneficially own the shares within the meaning of the Securities Exchange Act of 1934, as amended. The Trustee of the Bayuex Trust is Bayeux Holdings Ltd. which is controlled by Codan Trustees (B.V.I.) Ltd. and its address is PO Box 3140, Romasco Place, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.

(4) Bryce R. Mitchell, an executive officer and director of the Company, is a beneficiary of the shares held by this trust. Mr. Mitchell does not have investment or voting power with respect to such shares and, accordingly, is not deemed to beneficially own the shares within the meaning of the Securities Exchange Act of 1934, as amended. The Trustee of the Mercia Trust is Mercia Ltd. which is controlled by Codan Trustees (B.V.I.) Ltd. and its address is PO Box 3140, Romasco Place, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.

(5) Terry W. Allen, an executive officer and director of the Company, is a beneficiary of the shares held by this trust. Mr. Allen does not have investment or voting power with respect to such shares and, accordingly, is not deemed to beneficially own the shares within the meaning of the Securities Exchange Act of 1934, as amended. The Trustee of the Swansea Trust is Swansea Holdings Ltd. which is controlled by Codan Trustees (B.V.I.) Ltd. and its address is PO Box 3140, Romasco Place, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.

(6) Terry W. Allen, an executive officer and director of the Company, is a beneficiary of the shares held by this trust. Mr. Allen does not have investment or voting power with respect to such shares and, accordingly, is not deemed to beneficially own the shares within the meaning of the Securities Exchange Act of 1934, as amended. The Trustee of the Hexham Trust is Hexham Holdings Ltd. which is controlled by Codan Trustees (B.V.I.) Ltd. and its address is PO Box 3140, Romasco Place, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.

(7)   This  amount  includes   2,430,000  shares   underlying   outstanding  and
      exercisable warrants exercisable until July 16, 2006 at US$0.75 per share.

(8) Includes no shares of common stock and no shares of common stock issuable upon options that are currently exercisable or will become exercisable in the next 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED TRANSACTIONS.

      (a)   Our  R&D  staff  is  employed  by  Securac   Technologies   Inc.,  a
            privately-owned company that is owned and controlled by Messrs. Allen, Hookham and Mitchell, and which is considered a Canadian Controlled Private Corporation ("CCPC") for Canadian tax purposes.

      (b) We co-lease approximately 8,076 square feet of space with Securac Pacific Ltd. (formerly Brycol Consulting Ltd., a privately-owned company owned and controlled by Messrs. Terry Allen, Paul Hookham and Bryce Mitchell, executive officers and directors of the Company.

      (c) Substantially all of the software and related intellectual property utilized by us is licensed from Securac Technologies Inc., an Alberta corporation owned and controlled by Messrs. Terry Allen, Paul Hookham and Bryce Mitchell, executive officers and directors of the Company.

      (d) Note payable to Securac Holdings Inc., an Alberta corporation owned and controlled by Messrs. Terry Allen, Paul Hookham and Bryce Mitchell, executive officers and directors of the Company, non-interest bearing, unsecured, due on demand in the amount of $80,596, for advance of funds for working capital.

ITEM 13. EXHIBITS

THE FOLLOWING EXHIBITS ARE FILED WITH THIS REGISTRATION STATEMENT:

--------------------------------------------------------------------------------------------------------------
Exhibit No.       Description
--------------------------------------------------------------------------------------------------------------
             2.1  Form of Share Exchange  Letter dated September 2, 2004 between Securac Inc. and each of the shareholders of Risk Governance, Inc. (1)
--------------------------------------------------------------------------------------------------------------
             2.2  Asset  Purchase  Agreement  dated August 17, 2004 between  Securac Inc.,  Telecom  Security
                  Management Ltd. And Terry Hoffman (5)
--------------------------------------------------------------------------------------------------------------
             2.3  Share Purchase  Agreement dated January 6, 2005 between the Company and the shareholders of
                  Risk Governance Inc. (2)
--------------------------------------------------------------------------------------------------------------
             3.1  Amended and Restated Articles of Incorporation of the Company. (3)
--------------------------------------------------------------------------------------------------------------
             3.2  By-Laws of the Company. (4)
--------------------------------------------------------------------------------------------------------------
            10.1  Software License and Services Agreement,  dated April 1, 2004, between Securac Technologies
                  Inc. and Securac Inc.
--------------------------------------------------------------------------------------------------------------
            10.2  Form of 2004 Incentive Stock Plan between the Company and each employee of the Company.(3)
--------------------------------------------------------------------------------------------------------------
            10.3  Loan  Conversion  Letter dated  October 29, 2004 between  Douglas Park Capital Ltd. and the
                  Company (5)
--------------------------------------------------------------------------------------------------------------
            10.4  Lease of Office Space,  dated June 30, 2003,  between  Consolidated  Properties  (520 - 5th
                  Avenue)   Ltd.   ("Consolidated   Properties")   and  Paradigm   Geophysical   Canada  Ltd.
                  ("Paradigm")(5)
--------------------------------------------------------------------------------------------------------------
            10.5  Consent to Sublease,  dated June 14, 2004, between  Consolidated  Properties,  Paradigm and
                  Brycol Consulting Ltd. ("Brycol") (5)
--------------------------------------------------------------------------------------------------------------
            10.6  Sublease, dated June 24, 2004, between Paradigm and Brycol (5)
--------------------------------------------------------------------------------------------------------------
            14.1  Code of Ethics
--------------------------------------------------------------------------------------------------------------
            21.1  Subsidiaries: Securac Inc. and Risk Governance Inc. (5)
--------------------------------------------------------------------------------------------------------------
            23.1  Consent of Chisholm, Bierwolf & Nilson (5)
--------------------------------------------------------------------------------------------------------------
            31.1  Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
--------------------------------------------------------------------------------------------------------------
            31.2  Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
--------------------------------------------------------------------------------------------------------------
            32.1  Certification of Principal  Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002
--------------------------------------------------------------------------------------------------------------
            32.2  Certification of Principal  Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002
--------------------------------------------------------------------------------------------------------------

----------
(1) Incorporated by reference to Securac's Report on 8-K/A filed on January 19, 2005.
(2) Incorporated by reference to Securac's Report on 8-K filed on January 19, 2005.
(3)   Incorporated  by  reference  to the  Company's  Information  Statement  on
      Schedule 14C filed on September 28, 2004.
(4)   Incorporated by reference to Securac's 10-KSB filed on January 4, 2002.
(5)   Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by PricewaterhouseCoopers, LLP for professional services rendered for the nine-months ended September 30, 2004 and for the fiscal year ended December 31,2003 and Chisholm Bierwolf & Nilson, LLC for professional services rendered for the fiscal year ended December 31, 2004:

                                                     Fiscal 2004     Fiscal 2003
Fee Category                                            Fees             Fees
------------                                            ----             ----
Audit Fees                                            $ 9,000.00      $15,836.10
Audit Related Fees                                            --              --
Tax Fees                                                      --              --
All Other Fees                                                --              --
                                                      ----------      ----------
Total Fees                                            $ 9,000.00      $15,836.10
                                                      ==========      ==========

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers, LLP and Chisholm Bierwolf & Nilson, LLC, in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

POLICY ON BOARD PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

      The Board's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SECURAC CORP.
                                        (Registrant)

                                    By: /s/ Terry W. Allen
                                        ------------------------------------
                                        Terry W. Allen
                                        Chief Executive Officer
                                        Principal Executive Officer

Dated: April 15, 2005

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

             SIGNATURE                                       TITLE                                 DATE
/s/ Terry W. Allen                              CEO and Chairman of the Board
-------------------------------------           (principal executive officer)                 April  15, 2005
Terry W. Allen

/s/ Paul J. Hookham                             CFO, Treasurer, Secretary and Director
-------------------------------------           (principal financial and  accounting
Paul J. Hookham                                 officer)                                      April  15, 2005


/s/ Bryce R. Mitchell                           Director                                      April  15, 2005
-------------------------------------
Bryce R. Mitchell

/s/Kenneth Denich                               Director                                      April  15, 2005
-------------------------------------
Kenneth Denich, PhD.

                          INDEX TO FINANCIAL STATEMENTS

Description                                                          Page Number
Report of Independent Registered Public Accounting Firm......................F-2
Report of Independent Auditor of Securac Inc. for fiscal 2003................F-3
Balance Sheet................................................................F-4
Statements of Operations.....................................................F-5
Statements of Changes in Stockholders' Equity (Capital Deficit)..............F-6
Statements of Cash Flows.....................................................F-7
Notes to Financial Statements................................................F-8

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Securac Corp. and Subsidiaries
Calgary, Alberta, Canada

We have audited the accompanying consolidated balance sheet of Securac Corp. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Securac Corp. and subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses, has an accumulated deficit and a negative working capital as of December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 9, 2005

                   [Letterhead of PricewaterhouseCoopers LLP]

December 13, 2004

AUDITORS' REPORT

TO THE SHAREHOLDERS OF
SECURAC INC.

We have audited the consolidated balance sheets of SECURAC INC. as at December 31, 2003 and the consolidated statements of operations, deficit and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2003and the results of its operations and its cash flows for the year ended December 31, 2003 in accordance with Canadian generally accepted accounting principles.


(SIGNED) "PRICEWATERHOUSECOOPERS LLP"


CHARTERED ACCOUNTANTS
Edmonton, Canada


PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and the other member firms of PricewaterhouseCoopers International Limited, each of which is a separate and independent legal entity.

                                  SECURAC CORP.
                           Consolidated Balance Sheet
                               December 31, 2004
                        (Expressed in Canadian Dollars)

                                     ASSETS


CURRENT ASSETS

     Cash and cash equivalents                                          $254,860
     Accounts receivable, net of allowance of $267                       332,006
     Advances and other receivables                                       56,385
     Prepaid expenses and deposits                                        25,216
                                                                        --------
         Total Current Assets                                            668,467
                                                                        --------
PROPERTY AND EQUIPMENT, Net (Notes 1 and 3)                               51,096
                                                                        --------
OTHER ASSETS
      Goodwill (Notes 1 and 10)                                           91,000
                                                                        --------
         Total Other Assets                                               91,000
                                                                        --------
             TOTAL ASSETS                                               $810,563
                                                                        ========


       The accompanying notes are an integral part of these consolidated financial statements.

                                  SECURAC CORP.
                     Consolidated Balance Sheet (Continued)
                               December 31, 2004
                        (Expressed in Canadian Dollars)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

     Accounts payable                                               $   561,646
     Accrued liabilities                                                122,315
     Deferred revenue                                                    34,657
     Current portion of obligation under capital lease (Note 5)           5,088
     Due to related company (Note 6)                                    200,022
     Note payable (Note 7)                                              280,596
                                                                    -----------
         Total Current Liabilities                                    1,204,324
                                                                    -----------
LONG-TERM LIABILITIES

     Obligation under capital lease (Note 5)                              6,379
                                                                    -----------
         Total Long-Term Liabilities                                      6,379
                                                                    -----------
         Total Liabilities                                            1,210,703
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

     Common  stock;  $0.01 USD par value  (average  of
      $0.015 CDN par  value), 200,000,000 shares authorized,
      43,546,990 shares issued and outstanding                          658,478
     Additional paid-in capital                                       4,911,558
     Stock subscription receivable                                     (617,708)
     Other comprehensive loss (Note 9)                                  (59,470)
     Accumulated deficit                                             (5,292,998)
                                                                    -----------
         Total Stockholders' Equity (Deficit)                          (400,140)
                                                                    -----------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $   810,563
                                                                    ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                                  SECURAC CORP.
                      Consolidated Statements of Operations
                         (Expressed in Canadian Dollars)


                                                        For the Years Ended
                                                            December 31,
                                                   ----------------------------
                                                                   Securac Inc.
                                                       2004            2003
                                                   ------------    ------------
REVENUES
     License fees                                  $    145,278    $         --
     Professional service fees                          579,994         527,096
                                                   ------------    ------------
         Total Revenues                                 725,272         527,096

COST OF SALES                                           209,392         387,866
                                                   ------------    ------------
GROSS MARGIN                                            515,880         139,230
                                                   ------------    ------------

OPERATING EXPENSES

     Depreciation and amortization                       26,093          15,989
     General and administrative                         297,170         561,576
     Stock-based compensation                         1,133,687              --
     Professional fees                                  734,378              --
     Research and development                           795,302         391,197
     Sales and marketing                                803,523         419,865
                                                   ------------    ------------
         Total Operating Expenses                     3,790,153       1,388,627
                                                   ------------    ------------
LOSS FROM OPERATIONS                                 (3,274,273)     (1,249,397)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)

     Interest income                                         --             477
     Interest expense                                   (10,296)         (1,785)
     Realized loss on foreign currency exchange              --         (13,867)
     Other income (expense)                                (173)             --
     Loss on disposal of assets                              --            (158)
                                                   ------------    ------------
         Total Other Income (Expense)                   (10,469)        (15,333)
                                                   ------------    ------------
NET LOSS                                           $ (3,284,742)   $ (1,264,730)
                                                   ============    ============
BASIC LOSS PER COMMON SHARE (Note 1)               $      (0.09)   $      (0.04)
                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                  36,571,730      33,808,079
                                                   ============    ============


       The accompanying notes are an integral part of these consolidated financial statements.

                                  SECURAC CORP.
                  Consolidated Statements of Comprehensive Loss
                         (Expressed in Canadian Dollars)

                                                        For the Years Ended
                                                            December 31,
                                                     --------------------------
                                                                   Securac Inc.
                                                         2004           2003
                                                     -----------    -----------
NET LOSS                                             $(3,284,742)   $(1,264,730)

OTHER COMPREHENSIVE INCOME (LOSS)

     Foreign currency translation adjustments            (59,470)            --
                                                     -----------    -----------
         Total Other Comprehensive Income
          (Loss) (Note 8)                                (59,470)            --
                                                     -----------    -----------
NET COMPREHENSIVE LOSS                               $(3,344,212)   $(1,264,730)
                                                     ===========    ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                                                        SECURAC CORP.
                            Statements of Stockholders' Equity (Deficit) and Comprehensive Loss
                                              (Expressed in Canadian Dollars)


                                                  Common Stock     Additional      Stock          Other
                                            ---------------------    Paid-in    Subscription  Comprehensive   Accumulated
                                             Shares       Amount     Capital     Receivable       Loss          Deficit
                                            ----------  ---------  -----------  ---------------------------  --------------
Balance, December 31, 2002                  33,550,845  $ 529,897  $  (379,797) $          -  $           -  $     (129,228)

Common stock issued for cash
 at $1.42 per share                            510,273      8,059     714,685              -              -               -

Net loss for the year ended
 December 31, 2003                                   -          -           -              -              -      (1,264,730)
                                            ----------  ---------  -----------  ------------  -------------  --------------

Balance, December 31, 2003                  34,061,118    537,956      334,888             -              -      (1,393,958)

Common stock issued for cash at prices
 ranging from $0.58 - $1.50 per share        4,279,027     54,738    3,570,854      (617,708)             -               -

Common stock issued for services at prices
 ranging from $0.63 - $0.65 per share          658,400      8,359      409,624             -              -               -

Common stock issued for conversion of
 payable at $0.61 per share                    350,000      4,284      209,951             -              -               -

Common stock issued in acqusition of
 Brycol Consulting Ltd. at $2.26 per share     177,778      2,325      264,342             -              -               -

Common stock issued in acqusition of
 Telecomsecuritymanagement.com, Ltd.
 at $0.58 per share                            200,000      2,614      113,386             -              -               -

Common stock issued in reverse
 acquisition                                 3,820,667     48,202      (48,202)            -              -               -

Loss distributed to shareholders from the
 sale of Securac Tech to Securac Holdings            -          -            -             -              -        (614,298)

Issuances of options for services                    -          -      145,944             -              -               -
                                            ----------  ---------  -----------  ------------  -------------  --------------
 Balance forward                            43,546,990  $ 658,478  $ 5,000,787  $   (617,708) $           -  $   (2,008,256)
                                            ----------  ---------  -----------  ------------  -------------  --------------


                  The accompanying notes are an integral part of these consolidated financial statements.

                                                        SECURAC CORP.
                           Statements of Stockholders' Equity (Deficit) and Comprehensive Loss
                                                        (Continued)
                                              (Expressed in Canadian Dollars)


                                                  Common Stock     Additional      Stock          Other
                                            ---------------------    Paid-in    Subscription  Comprehensive   Accumulated
                                             Shares       Amount     Capital     Receivable       Loss          Deficit
                                            ----------  ---------  -----------  ---------------------------  --------------
Balance forward                             43,546,990  $ 658,478  $ 5,000,787  $   (617,708) $           -  $   (2,008,256)

Issuances of warrants for services                   -          -       16,315             -              -               -

Stock offering costs                                 -          -     (105,544)            -              -               -

Foreign currency translation adjustment              -          -            -             -        (59,470)              -

Net loss for the year ended
 December 31, 2004                                   -          -            -             -              -      (3,284,742)
                                            ----------  ---------  -----------  ---------------------------  --------------
Balance, December 31, 2004                  43,546,990  $ 658,478  $ 4,911,558  $   (617,708) $     (59,470) $   (5,292,998)
                                            ==========  =========  ===========  ============  =============  ==============


                  The accompanying notes are an integral part of these consolidated financial statements.

                                  SECURAC CORP.
                      Consolidated Statements of Cash Flows
                         (Expressed in Canadian Dollars)

                                                           For the Years Ended
                                                               December 31,
                                                        --------------------------
                                                                       Securac Inc.
                                                            2004           2003
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                           $(3,284,742)   $(1,264,730)
     Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization                       26,093         15,989
         Common stock issued for services                   417,983             --
         Fair value of options and warrants                 162,259             --
         Loss on disposal of assets                              --            158
     Changes in operating assets and liabilities:
         Accounts receivables                               138,278       (100,354)
         Advances and other receivables                     (56,385)            --
         Prepaid expenses and deposits                       38,476        (59,084)
         Accounts payable and accrued liabilities           388,196        243,668
         Deferred revenue                                    28,657          6,000
                                                        -----------    -----------
         Net Cash Used In Operating Activities           (2,141,185)    (1,158,353)
                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                    (27,418)        (9,382)
     Proceeds from the sale of property and equipment            --          2,329
                                                        -----------    -----------
         Net Cash Used In Investing Activities              (27,418)        (7,053)
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Advances from shareholder                             (206,990)       206,990
     Proceeds from common stock issuance                  3,625,592        722,744
     Stock subscription receivable                         (617,708)            --
     Stock offering costs                                  (105,544)            --
     Loss distributed to shareholders                      (614,298)            --
     Due to related company                                 200,022             --
     Proceeds from notes payable                            282,098        227,852
     Payments on notes payable                             (115,119)            --
     Proceeds from capital leases                             4,950          6,514
     Principal payments on capital leases                    (4,748)        (3,163)
                                                        -----------    -----------
         Net Cash Provided By Financing Activities        2,448,255      1,160,937
                                                        -----------    -----------


       The accompanying notes are an integral part of these consolidated financial statements.

                                  SECURAC CORP.
                Consolidated Statements of Cash Flows (Continued)
                         (Expressed in Canadian Dollars)

                                                     For the Years Ended
                                                         December 31,
                                                    ----------------------
                                                                Securac Inc.
                                                       2004         2003
                                                    ---------    ---------
EFFECT OF CURRENCY EXCHANGE RATE
 CHANGES ON CASH AND CASH EQUIVALENTS                 (59,470)          --
                                                    ---------    ---------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 220,182       (4,469)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                     34,678       39,147
                                                    ---------    ---------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                        $ 254,860    $  34,678
                                                    =========    =========

CASH PAID FOR:

     Interest                                       $  10,296    $   1,785
     Income taxes                                   $      --    $      --

NON-CASH FINANCING ACTIVITIES:

     Conversion of note payable for common stock    $ 214,235    $      --
     Common stock issued for services               $ 417,983    $      --
     Common stock issued in acquisition of Brycol
      Consulting Ltd.                               $ 266,667    $      --
     Common stock issued in acquisition of
      Telecomsecuritymanagement.com Ltd.            $ 116,000    $      --


       The accompanying notes are an integral part of these consolidated financial statements.

                                  SECURAC CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003
                         (Expressed in Canadian Dollars)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Description of Business

      The consolidated financial statements presented are those of Securac Corp. and its wholly-owned Subsidiaries (the "Company"). The Company was formed to design, develop and market enterprise governance, risk, and compliance software and services. The Company operates in North America.

      Securac Corp. ("Applewood") was incorporated on June 7, 1985 under the laws of the State of Nevada as Applewood's Restaurants, Inc. Securac Inc. ("Securac") was incorporated under the Business Corporations Act (Alberta), Canada on March 20, 2002.

      Effective October 19, 2004, Applewood and Securac completed a Share Exchange Agreement whereby Applewood issued 2.7 shares of its common stock for each common share of Securac. Applewood issued a total of 37,246,289 shares of its common stock in the Share Exchange, which represented approximately 90% of its outstanding stock after issuance. In connection with the Share Exchange, Applewood effected a 1:15 reverse split of outstanding common stock after the exchange. The name of Applewood's Restaurants, Inc. was changed to Securac Corp. and the number of its authorized shares and par value per share remained at 200,000,000 and $0.01, respectively. For accounting purposes, the acquisition has been treated as a recapitalization of Securac with Securac as the acquirer (reverse acquisition). Securac was treated as the acquirer for accounting purposes because the shareholders of Securac controlled Applewood after the acquisition. The historical financial statements prior to October 19, 2004 are those of Securac.

      Significant Accounting Policies

      A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements are as follows:

      a. Accounting Method

      The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

      b. Basis of Consolidation

      The consolidated financial statements include the accounts of Securac Corp. and its subsidiary, Securac Inc. All significant inter-company accounts and transactions have been eliminated in the consolidation.

                                  SECURAC CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003
                         (Expressed in Canadian Dollars)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      c. Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these consolidated financial statements assets and liabilities involve extensive reliance on management's estimates. Actual results could differ from those estimates.

      d. Cash and Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

      e. Bad Debts

      Bad debts on receivables are charged to expense in the year the receivable is determined uncollectible, therefore, a small allowance for doubtful accounts is included in the consolidated financial statements. Amounts determined as uncollectible are not significant to the overall presentation of the consolidated financial statements.

      f. Revenue and Cost Recognition

      Revenues are recognized when professional services are provided to the client and in accordance with license agreements.

      g. Basic Loss Per Common Share

      The computation of basic net loss per common share is based on the weighted average number of shares outstanding as follows:

                                                      For the Years Ended
                                                          December 31,
                                                 ------------------------------
                                                      2004             2003
                                                 -------------    -------------

      Net loss - (numerator)                     $ (3,284,742)    $  (1,264,730)
      Weighted average number of shares
       outstanding - (denominator)                  36,571,730       33,808,079
                                                 -------------    -------------
      Basic Loss per Common Share                $       (0.09)   $       (0.04)
                                                 =============    =============

      The Company's outstanding common stock options and warrants totaling 7,581,474 shares have been excluded from the basic loss per share calculation as they are anti-dilutive.

                                  SECURAC CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003
                         (Expressed in Canadian Dollars)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      h. Income Taxes

      The Company has been taxed under provisions for a C Corporation where deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

      At December 31, 2004, the Company had U.S. net operating loss carryforwards of approximately $950,000 that may be offset against future taxable income from the year 2005 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. At December 31, 2004, the Company also had Canadian non-capital loss carryforwards and investment tax credit carryforwards totaling approximately $1,656,000.

      The income tax provision differs from the amount of income tax as determined by applying the U.S. federal income tax rate of 39% to pretax income (loss) from operations due to the following:

                                                      For the Years Ended
                                                           December 31,
                                                 ------------------------------
                                                     2004              2003
                                                 -------------    -------------
      Net loss                                   $  (3,284,742)   $ (1,264,730)
      Foreign losses                                 3,284,742        1,264,730
                                                 -------------    -------------
      Net tax provision                          $          --    $          --
                                                 =============    =============

      Net deferred tax assets (liabilities) at December 31, 2004 consist of the following components:

      Operating loss carryforwards                                $     323,000
      Valuation allowance                                              (323,000)
                                                                  -------------
      Net deferred tax assets (liabilities)                       $          --
                                                                  =============

      Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future years.

                                  SECURAC CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003
                         (Expressed in Canadian Dollars)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      i. Property and Equipment

      Property and equipment is stated at cost. Expenditures that materially increase useful lives are capitalized, while ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging as follows:

      Office equipment                                                  5 years
      Computer equipment and software                              2 to 3 years

      j. Impairment of Long-Lived Assets

      In accordance with Financial Accounting Standards Board Statement No. 121, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2004 and 2003, no impairments were recognized.

      k. Goodwill and Other Intangible Assets

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), the Company evaluates goodwill and intangible assets at least annually for impairment by analyzing the estimated fair value based on the present value of discounted cash flows compared to the net book value. The Company will write off the amount of any goodwill or intangible in excess of its fair value.

      Intangible assets with a definite life are amortized over their legal or estimated useful lives, whichever is shorter. The Company reviews the carrying amounts of intangible assets with a definite life whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include changes in technology, significant litigation or other items.

      Intangibles consist of distribution rights which are being amortized over their estimated useful life of three years.

      l. Financial Instruments

      The recorded amounts of financial instruments, including cash equivalents, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2004 and 2003. The Company has no investments in derivative financial instruments.

                                  SECURAC CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003
                         (Expressed in Canadian Dollars)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      m. Concentrations of Risk

      Functional Currency & Foreign Currency Translation

      The Company's functional currency is the Canadian dollar. In accordance with the Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, the assets and liabilities denominated in foreign currency are translated into Canadian dollars at the current rate of exchange existing at period end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains or losses relating from foreign currency transactions are included in the results of operations.

      Cash and Cash Equivalents

      Financial instruments that potentially subject Securac Corp. (the Company) to concentrations of credit risks consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions.

      n. Research and Development Costs

      Research costs are expensed as incurred. Development costs are also generally expensed as incurred unless such costs meet the criteria necessary for deferral and amortization. To qualify for deferral, the costs must relate to a technically feasible, identifiable product that the Company intends to produce and market, there must be a clearly defined market for the product and Company must have the resources, or access to the resources, necessary to complete the development. The Company has not deferred any development costs to date.

      o. General and Administrative Costs

      General and administrative expenses include fees for office space, insurance, office expenses and office salaries.

      p. Newly Adopted Pronouncements

      On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment , which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. The Company will adopt this new standard effective for the fourth fiscal quarter of 2005, and has not yet determined what impact this standard will have on its consolidated financial position or results of operations.

                                  SECURAC CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003
                         (Expressed in Canadian Dollars)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      o. Newly Adopted Pronouncements (Continued)

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs -- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
      Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

      In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

      In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets . This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this statement is issued. Management does not believe the adoption of this Statement will have any impact on the Company.

      The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statement presentation.

                                  SECURAC CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003
                         (Expressed in Canadian Dollars)

NOTE 2 - GOING CONCERN

      The Company has had recurring operating losses, has an accumulated deficit, has a negative working capital, and is dependent upon additional financing to continue operations. These factors indicate that the Company may be unable to continue in existence. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is the intent of management to find additional capital funding and increase revenues and reduce costs to sustain its operations.

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 2004 consisted of the following:

      Office equipment                                            $      32,104
      Computer equipment and software                                    31,750
      Artwork                                                             4,100
                                                                  -------------
      Totals                                                             67,954
      Less: accumulated depreciation                                    (16,858)
                                                                  -------------
      Property and Equipment - Net                                $      51,096
                                                                  =============

      Depreciation expense for the years ended December 31, 2004 and 2003 was $13,027 and $2,923, respectively.

NOTE 4 - INTANGIBLE ASSETS

      Intangible assets at December 31, 2004 consisted of the following:

      Distribution rights                                         $      39,198
      Less: accumulated amortization                                    (39,198)
                                                                  -------------
      Intangible Assets - Net                                     $          --
                                                                  =============

      Amortization expense for the years ended December 31, 2004 and 2003 was $13,066 and $13,066, respectively.

                                  SECURAC CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003
                         (Expressed in Canadian Dollars)

NOTE 5 - OBLIGATIONS UNDER CAPITAL LEASES

      The Company leases certain equipment with lease terms through 2007. The obligations under these capital leases have been recorded in the accompanying financial statements at the present value of future minimum lease payments. Obligations under capital leases as of December 31, 2004 consisted of the following:

      Capital lease  payable to a leasing  company,  interest at
       24% per annum,  principal  and Interest  payments of $326
       due monthly,  matures on December 9, 2005 with a purchase
       option of $578 at maturity, secured by computer equipment. $       1,641

      Capital lease  payable to a leasing  company,  interest at
       24% per annum,  principal  and Interest  payments of $147
       due monthly,  matures on December 1, 2006 with a purchase
       option of $398 at maturity, secured by computer equipment.         2,353

      Capital lease  payable to a leasing  company,  interest at
       24% per annum, principal and Interest payments of $93 due
       monthly,  matures on  December  12,  2006 with a purchase
       option of $237 at maturity, secured by computer equipment.         2,051

      Capital lease  payable to a leasing  company,  interest at
       24% per annum,  principal  and Interest  payments of $135
       due monthly,  matures on October 20, 2007 with a purchase
       option of $310 at maturity, secured by computer equipment.         3,063

      Capital lease  payable to a leasing  company,  interest at
       24% per annum,  principal  and Interest  payments of $100
       due monthly,  matures on February 1, 2008 with a purchase
       option of $250 at maturity, secured by computer equipment.         2,359
                                                                  -------------
      Total capital leases payable                                       11,467

      Less: current portion                                              (5,088)
                                                                  -------------
      Total long-term capital leases                              $       6,379
                                                                  =============

                                  SECURAC CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003
                         (Expressed in Canadian Dollars)

NOTE 5 - OBLIGATIONS UNDER CAPITAL LEASES (Continued)

      The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

                    For the
                  Years Ended
                  December 31,
                  ------------
                      2005                                        $       5,628
                      2006                                                4,529
                      2007                                                2,929
                      2008                                                   --
                      2009                                                   --
                   Thereafter                                                --
                                                                  -------------
                     Total future minimum lease payments                 13,086

                     Less:  amount representing interest                 (1,619)
                                                                  -------------
                          Total                                   $      11,467
                                                                  =============

      Equipment held under these capital leases are included in property and equipment and had a cost of $20,774 and accumulated depreciation of $14,155 at December 31, 2004. The Company recorded depreciation expense of $4,247 for the year ended December 31, 2004 for the vehicles and equipment under these capital leases.

NOTE 6 - DUE TO RELATED COMPANY

      At December 31, 2004, the Company owed a related company, whose officers/directors are shareholders of the company, in the amount of $200,022. The amount is unsecured, non-interest bearing and has no specified terms of repayment.

                                  SECURAC CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003
                         (Expressed in Canadian Dollars)

NOTE 7 - NOTES PAYABLE

      Notes payable at December 31, 2004 are detailed in the following schedules:

      Note payable to former shareholders of Brycol
       Consulting Ltd, monthly installments of $8,333,
       non-interest bearing, unsecured, due in February 2005.     $     100,000

      Note payable to an individual, bearing interest at
       12% per annum, unsecured, due in March 2005.                     100,000

      Note payable to a company, non-interest bearing,
       unsecured, due on demand.                                         80,596
                                                                  -------------
      Total Notes Payable                                               280,596

      Less: current portion                                            (280,596)
                                                                  -------------
      Total Long-Term Notes Payable                               $          --
                                                                  =============

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      Employment Agreements

      The Company has an ongoing relationship with its officers and employees that have perpetual employment agreements and may be terminated at will. The Company offers a severance amount ranging from one month's base salary to two months severance depending upon completed years of service.

      Office Leases

      The Company subleases its office space located in Calgary, Alberta, Canada for approximately $125,178 per year, or about $10,400 per month, which includes its pro-rata share of operating expenses and taxes. The lease commenced on July 1, 2004 and expires on October 30, 2008.

                                  SECURAC CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003
                         (Expressed in Canadian Dollars)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

      Office Leases (Continued)

      The future minimum lease payments, excluding operating expenses and taxes, are as follows:

                          For the
                       Years Ended
                       December 31,
                       ------------
                           2005                                   $     125,178
                           2006                                         125,178
                           2007                                         125,178
                           2008                                         104,315
                           2009                                              --
                    2010 and thereafter                                      --
                                                                  -------------
                  Total future minimum lease payments             $     479,849
                                                                  =============

      The Company recognized rent expense of $135,502 related to these leases for the year ended December 31, 2004.

NOTE 9 - OTHER COMPREHENSIVE LOSS

      The Company reports other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. The cumulative effect of foreign currency translation adjustments to a cash account held by the Company in United States dollars at December 31, 2004, which is included in other comprehensive loss in the stockholders' equity section, consisted of the following:

      Balance, beginning of year                                  $          --

      Effect of currency exchange rate changes                          (59,470)
                                                                  -------------
      Balance, end of year                                        $     (59,470)
                                                                  =============

                                  SECURAC CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003
                         (Expressed in Canadian Dollars)

NOTE 10 - BUSINESS ACQUISITIONS

      During 2004, the Company acquired the following businesses:

      Brycol Consulting Ltd.

      Effective March 31, 2004, the Company acquired all of the outstanding common shares of Brycol Consulting Ltd., an unrelated company. The purchase price of $466,667 was satisfied by the payment of $100,000 cash, the issue of a note payable in the amount of $100,000 and by the Company issuing 177,778 common shares at a deemed price of $1.50 per share. The acquisition was an arm's length transaction and has been accounted for using the purchase method.

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is based upon management's best estimate of the relative fair value of the identifiable assets acquired and liabilities assumed.

      Net Assets Acquired

      Current assets                                              $     416,375
      Property and equipment                                             11,647
      Intangible assets and goodwill                                    291,497
      Current liabilities                                              (252,852)
                                                                  -------------
      Acquisition Price                                           $     466,667
                                                                  =============

      Sale of Brycol Consulting Ltd.

      Effective on the close of business on March 31, 2004, the Company sold all of its shares in Brycol Consulting Ltd. ("Brycol") a wholly owned subsidiary, to Securac Holdings Inc. ("Holdings"), a company under common control. Consideration for the sale consisted of $466,667 for the shares of Brycol. As the transaction was between related parties, all amounts were transferred at book values. No gain or loss was incurred on the sale of Brycol, which was acquired March 31, 2004 as described in Note 10.

                                  SECURAC CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003
                         (Expressed in Canadian Dollars)

NOTE 10 - BUSINESS ACQUISITIONS (Continued)

      Telecomsecuritymangement.com, Ltd.

      Effective August 17, 2004, the Company acquired the business and certain related assets of Telecomsecuritymanagement.com Ltd., an unrelated company. The purchase price was satisfied by the Company issuing 200,000 common shares at an estimated fair value of $0.58 per share. The acquisition was an arm's length transaction and has been accounted for using the purchase method.

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is based upon management's best estimate of the relative fair values of the identifiable assets acquired and liabilities assumed.

      Net Assets Acquired

      Property and equipment                                      $      25,000
      Goodwill                                                           91,000
                                                                  -------------
      Acquisition Price                                           $     116,000
                                                                  =============

NOTE 11 - RELATED PARTY TRANSACTIONS

      During the year ended December 31, 2004, the Company repaid one of its shareholders the amount of $206,990 for advances received during 2003.

      During the year ended December 31, 2003, the Company paid $38,000 to one of its directors for commissions on the issuance of common stock. The transaction has been recorded at the exchange amount, which is considered to represent fair value.

      On March 31, 2004, the Company completed a corporate reorganization to further protect its intellectual property and to more effectively organize its business units.

      Sale of Securac Technologies Inc. and Related Software License and Services Agreement

      Effective on the close of business on March 31, 2004, the Company sold all of its shares in Securac Technologies Inc. ("Technologies"), a wholly owned subsidiary, to Securac Holdings Inc., a company under common control. As the transaction was between related parties, all amounts were transferred at book values with no gain or loss recorded. Net liabilities of $172,302, which were assumed by Holdings on the sale of Technologies were credited to additional paid-in capital.

                                  SECURAC CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003
                         (Expressed in Canadian Dollars)

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

      The Company subsequently entered into a software license and services agreement with Technologies whereby Technologies granted to the Company the exclusive, irrevocable and perpetual license to use and distribute the software application known as "Acertus(tm)" Enterprise Risk & Compliance Software in Canada and the United States of America. Consideration paid by the Company to Technologies consisted of a note payable in the amount of $786,600. As the transaction was between related parties, the license agreement was recorded by the Company at its book value of zero. The net debit of $786,600 has been charged to contributed capital with the acquisition price of $172,302 which has been offset against the sale price of Technologies and a loss distributed to the shareholders of $614,298. In addition, the Company will pay Technologies a maintenance fee of $120,000 per annum and a royalty of 6% of Gross Revenues, as defined in the agreement, generated by the Company from the licensing and distribution of the software once Gross Revenues for a fiscal quarter of the Company exceed US$300,000.

      Sale of Securac Technologies Inc. and Related Software License and Services Agreement

      During the year ended December 31, 2004, the Company also paid $795,302 to Technologies to further develop the Acertus(tm) software. These payments have been recorded at the exchange amount, which is considered to be fair value and are included in research and development expenses.

NOTE 12 - OUTSTANDING STOCK WARRANTS

      During 2004, the Company granted a total of 350,000 warrants, related to conversion of a note payable with common stock, to purchase shares of common stock for services rendered by an unrelated party at an exercise price of $0.50 per share. The warrants have an exercise period of two years. The Company calculated the fair value of the warrants as $16,315 by using the Black-Scholes option pricing model. This amount has been recorded in professional fees in the consolidated financial statements for the year ended December 31, 2005

      Also during 2004, the Company granted a total of 3,841,474 warrants to purchase shares of common stock in connection for common stock issued for cash at exercise prices ranging from $0.75 - $1.25 per share. The warrants have an exercise period of two to three years.

      At December 31, 2004, the Company had 4,191,474 outstanding warrants to purchase shares of common stock.

NOTE 13 - OUTSTANDING STOCK OPTIONS

      Periodically, the Company issues incentive stock options to employees and officers and non-qualified options to directors and outside consultants to promote the success of the Company and enhance its ability to attract and retain the services of qualified persons.

                                  SECURAC CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003
                         (Expressed in Canadian Dollars)

NOTE 13 - OUTSTANDING STOCK OPTIONS (Continued)

      During the year ended December 31, 2004, the Company granted 3,255,000 stock options to various employees, officers, directors and nonemployees for services rendered. These options were issued with exercise prices ranging from $0.37 - $1.25 per share. All of these options are vested one year after the grant date for a period of one to five years.

      The Company has 3,390,000 options outstanding as of December 31, 2004 pursuant to the 2004 Stock Option Plan (the "Plan"), and could issue an additional aggregate of 2,953,288 options and shares. The Plan permits stock grants to employees, officers, directors and consultants at prices at the fair market value of the Company's common stock on the date of issuance. The Company has no outstanding stock options issued outside the Plan. Options issued under the Plan will have variable terms based on the services provided and will generally vest over a five-year period.

      The Company applies SFAS No. 123 for options issued to employees and nonemployees, which requires the Company to estimate the fair value of each option issued at the grant date. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following assumptions used for grants during 2004: dividend yield of zero percent; expected volatility between 0.10% and 0.22%; risk free interest rate of 4.00%, and an expected life between one and five years. During the year ended December 31, 2004, the Company recognized additional costs of $129,534 as a result of applying SFAS No. 123 to the employee options. The Company did not recognized any other costs for stock options granted to employees and nonemployees during the years ended December 31, 2004 and 2003.

      A summary of the status of the Company's stock options as of December 31, 2004 and changes during the year is presented below:
                                                                   Weighted
                                                                    Average
                                                                   Exercise
                                                     Shares          Price
                                                 -------------    -------------
      Outstanding, Beginning of year                   360,000    $        0.50
        Granted                                      3,255,000             0.68
        Canceled/Expired                              (225,000)           (0.50)
        Exercised                                           --               --
                                                 -------------    -------------
      Outstanding, End of year                       3,390,000    $        0.67
                                                 =============    =============
      Exercisable                                    1,722,500    $        0.24
                                                 =============    =============

                                  SECURAC CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003
                         (Expressed in Canadian Dollars)

NOTE 13 - OUTSTANDING STOCK OPTIONS (Continued)

                                             Outstanding                          Exercisable
                           ----------------------------------------------   ---------------------------
                               Weighted
                                Average                        Weighted                    Weighted
                                Number           Remaining     Average        Number        Average
            Exercise          Outstanding       Contractual    Exercise     Exercisable    Exercise
             Prices           at 12/31/04          Life         Price       at 12/31/04      Price
      -------------------- ----------------- --------------- ------------   ------------ --------------
      $       0.37                    10,000            4.16 $      0.001         10,000 $        0.001
              0.50                 2,460,000            3.30         0.36      1,690,000           0.23
              0.75                   220,000            4.98         0.05         22,500          0.005
              1.25                   700,000            4.47          .24              -              -
      -------------------- ----------------- --------------- ------------ -------------- --------------

      $    0.37 - 1.25             3,390,000            3.65 $       0.67      1,722,500 $         0.24
      ==================== ================= =============== ============ ============== ==============


NOTE 14 - SUBSEQUENT EVENTS

      Subsequent to December 31, 2004, the Company filed an S-8 registration statement to register approximately 6.3 million shares of common stock at a maximum offering price of $1.425 per share for issuance pursuant to awards under the Company's 2004 Incentive Stock Plan.

      Also subsequent to December 31, 2004, the Company acquired all of the outstanding stock of Risk Governance, Inc. ("RGI"), a private Delaware Corporation, in exchange for 2,295,444 shares of common stock of the Company valued at $1,147,722 for purposes of the transaction. The principal asset of RGI is a license to certain corporate governance software technology owned and developed by Risk Governance, Ltd. ("RGL"), a United Kingdom company under common control with RGI. The license gives RGI the right to commercialize applications of the software technology on an exclusive basis in North America in exchange for royalty payment to RGL.