Form 10QSB
period 2005-03-31
Securac Corp
filed 2005-05-24
CIK 775926

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2005

      - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ________________ to
      _______________ .

                      COMMISSION FILE NUMBER: 033-07456-LA

                                  SECURAC CORP.
             (Exact name of registrant as specified in its charter)

                Nevada                                   88-0210214
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

  2500, 520 - 5th Avenue S.W., Calgary, Alberta            T2P 3R7
                     Canada
    (Address of principal executive offices)             (Zip Code)

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

Check  whether the issuer (1) filed all reports  required to     Yes |X| No |_|
be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 49,392,521

Transitional Small Business Disclosure Format:                   Yes |_| No |X|


================================================================================

                                      INDEX



PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements............................................1

Item 2.        Management's Discussion and Analysis or Plan of Operations......7

Item 3.        Controls and Procedures........................................13


PART II - OTHER INFORMATION

Item 5.        Other Information..............................................13

Item 6.        Exhibits.......................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  SECURAC CORP.
                           Consolidated Balance Sheets
                         (Expressed in Canadian Dollars)

                                     ASSETS

                                                              March 31,      December 31,
                                                                2005            2004
                                                             -----------    -----------
                                                             (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents                               $    73,515    $   254,860
     Accounts receivable, net                                    221,235        332,006
     Advances and other receivables                               59,512         56,385
     Due from related company                                      7,467             --
     Prepaid expenses and deposits                                23,931         25,216
                                                             -----------    -----------

         Total Current Assets                                    385,661        668,467
                                                             -----------    -----------

PROPERTY AND EQUIPMENT, net                                       49,151         51,096
                                                             -----------    -----------

OTHER ASSETS

     Intellectual property (Note 4)                            2,839,694             --
     Goodwill                                                     91,000         91,000
                                                             -----------    -----------

         Total Other Assets                                    2,930,694         91,000
                                                             -----------    -----------

         TOTAL ASSETS                                        $ 3,365,505    $   810,563
                                                             ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                                  SECURAC CORP
                    Consolidated Balance Sheets (Continued)
                        (Expressed in Canadian Dollars)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              March 31,      December 31,
                                                                2005            2004
                                                             -----------    -----------
                                                             (Unaudited)
CURRENT LIABILITIES

     Accounts payable                                        $   807,531    $   561,646
     Accrued liabilities                                          83,035        122,315
     Deferred revenue                                             33,625         34,657
     Current portion of obligation under capital leases            3,286          5,088
     Due to related company                                       23,346        200,022
     Notes payable                                               524,056        280,596
                                                             -----------    -----------

         Total Current Liabilities                             1,474,879      1,204,324
                                                             -----------    -----------

LONG-TERM DEBT

     Obligations under capital leases                              6,379          6,379
                                                             -----------    -----------

         Total Long-Term Debt                                      6,379          6,379
                                                             -----------    -----------

         Total Liabilities                                     1,481,258      1,210,703
                                                             -----------    -----------

STOCKHOLDERS' EQUITY

     Common stock , USD par value $0.01 per share (average
       of $0.015 CDN par value); 200,000,000 shares
       authorized, 46,965,366 and 43,546,990 shares issued
       and outstanding, respectively                             700,778        658,478
     Additional paid-in capital                                9,121,449      4,911,558
     Subscriptions receivable                                   (561,189)      (617,708)
     Other comprehensive loss                                    (50,316)       (59,470)
     Accumulated deficit                                      (7,326,476)    (5,292,998)
                                                             -----------    -----------

         Total Stockholders' Equity                            1,884,247       (400,140)
                                                             -----------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                             $ 3,365,505    $   810,563
                                                             ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                                  SECURAC CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)
                         (Expressed in Canadian Dollars)


                                                              For the
                                                        Three Months Ended
                                                              March 31,
                                                   ----------------------------
                                                                    Securac Inc.
                                                        2005            2004
                                                   ------------    ------------

REVENUES
     License fees                                  $     12,700    $      7,250
     Professional service fees                          172,799         133,661
                                                   ------------    ------------

         Total Revenue                                  185,499         140,911

COST OF SALES                                           179,769          92,028
                                                   ------------    ------------

GROSS MARGIN                                              5,730          48,883
                                                   ------------    ------------

OPERATING EXPENSES

     General and administrative                         305,946         170,237
     Sales, marketing and investor relations            613,429          51,887
     Research and development                           407,563         124,011
     Stock-based compensation                           706,186              --
     Amortization and depreciation                        3,313           4,339
                                                   ------------    ------------

         Total Operating Expenses                     2,036,437         350,474
                                                   ------------    ------------

LOSS FROM OPERATIONS                                 (2,030,707)       (301,591)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)

     Interest expense                                    (2,771)         (2,574)
                                                   ------------    ------------

         Total Other Income (Expense)                    (2,771)         (2,574)
                                                   ------------    ------------

NET LOSS                                           $ (2,033,478)   $   (304,165)
                                                   ============    ============

BASIC LOSS PER COMMON SHARE                        $      (0.04)   $      (0.01)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           46,119,429      34,593,380
                                                   ============    ============

       The accompanying notes are an integral part of these consolidated financial statements.

                                  SECURAC CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                         (Expressed in Canadian Dollars)

                                                           For the Three Months Ended
                                                                    March 31,
                                                          --------------------------
                                                                         Securac Inc.
                                                              2005          2004
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                  $(2,033,478)   $  (304,165)
Adjustments to reconcile net loss to net cash
 (used in) operating activities:
     Depreciation and amortization                              3,313          4,339
     Common stock issued for services rendered                706,186             --
     Fair value of options and warrants                       113,763             --
Changes in operating assets and liabilities:
     Accounts receivable                                      110,771        (12,675)
     Advances and other receivables                            (3,127)        (6,023)
     Prepaid expenses and deposits                              1,285         12,414
     Deferred revenue                                          (1,032)            --
     Accounts payable and accrued liabilities                 175,808        (80,647)
                                                          -----------    -----------

         Net Cash (Used in) Operating Activities             (926,511)      (386,757)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds to related party receivables                     (7,467)            --
     Purchases of property and equipment                       (1,367)            --
                                                          -----------    -----------

         Net Cash Used in Investing Activities                 (8,834)            --
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds on notes payable                                243,460        100,000
     Payments on capital leases                                (1,802)          (799)
     Proceeds from issuance of common stock                   434,030        330,003
     Cash received on subscriptions receivable                 69,158             --
                                                          -----------    -----------

         Net Cash Provided by Financing Activities            744,846        429,204
                                                          -----------    -----------

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                  9,154             --
                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (181,345)        42,447

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              254,860         34,678
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    73,515    $    77,125
                                                          ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

         Interest                                         $     2,771    $     2,574
         Income taxes                                     $        --    $        --

NON-CASH FINANCING ACTIVITIES

         Common stock issued for services rendered        $   706,186    $        --
         Common stock issued for retirement of payables   $   145,879    $        --

       The accompanying notes are an integral part of these consolidated financial statements.

                         SECURAC CORP. AND SUBSIDIARIES
                   Notes to the Condensed Financial Statements
                                   (unaudited)


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -      LOSS PER SHARE

              Following is a reconciliation of the loss per share for the three months ended March 31, 2005 and 2004:

                                                        For the
                                                  Three Months Ended
                                                        March 31,
                                            -------------------------------
                                                                Securac Inc.
                                                  2005             2004
                                            ---------------    ------------
              Net (loss) available to
               common shareholders          $    (2,033,478)   $   (304,165)
                                            ===============    ============

              Weighted average shares            46,119,429      34,593,380
                                            ===============    ============

              Basic loss per share (based
               on weighted average
               shares)                      $         (0.04)   $      (0.01)
                                            ===============    ============

              Weighted  average  shares  issuable  upon  the  exercise  of stock
              options  and  warrants   were  not   included  in  the   foregoing
              calculations because they are antidilutive.

                         SECURAC CORP. AND SUBSIDIARIES
                   Notes to the Condensed Financial Statements
                                   (unaudited)


NOTE 3 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted at March 31, 2005 in an accumulated deficit of $7,326,477, a working capital deficit of approximately $1,089,000, and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to raise additional equity capital and increase revenues and reduce costs to sustain operations.

NOTE 4 -      MATERIAL EVENTS

              On January 6, 2005, the Company acquired all of the outstanding stock of Risk Governance, Inc., a private Delaware corporation ("RGI"), in exchange for 2,295,444 shares of common stock of the Company valued at $2,839,694, or $1.24 per share (based on the market price of the common shares on the date of acquisition). The transaction was effected pursuant to a share purchase agreement entered into on the same date by the Company with the shareholders of RGI. As a result of the acquisition, RGI is now a wholly-owned subsidiary of the Company. As part of this transaction, the Company recorded intellectual property of $2,839,694, as described in the next paragraph.

              The principal asset acquired through the acquisition of RGI is a license to certain corporate governance software technology owned and developed by Risk Governance Ltd., a United Kingdom company under common ownership with RGI prior to the acquisition ("RGL"). The license gives RGI the right to commercialize applications of the software technology on an exclusive basis in North America in exchange for royalty payments to RGL. Contemporaneous with and as a condition to the acquisition of RGI, Securac Holdings Inc., a private Alberta corporation ("Holdings") from which Securac Corp. licenses its Acertus(TM) software technology from Holding's wholly-owned subsidiary, Securac Technologies, Inc., acquired all of the outstanding stock of RGL in exchange for an equity interest in Holdings. Holdings is controlled and substantially owned by three members of management and beneficiaries of principal shareholders of the Company.

              On January 21, 2005, the Company filed a Form S-8 registration statement with the Securities and Exchange Commission to register a total of 6,343,288 shares of common stock pursuant to a 2004 Incentive Stock Plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in this report and in "Item 1. Business Description -Factors That May Affect Future Results of Our Business" in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Words such as "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Unless otherwise stated, all references to dollars herein are to Canadian dollars.

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

The attached Financial Statements for the first quarter ended March 31, 2004 (unaudited) do not reflect the consolidation of Inc. and Applewood's Restaurants, Inc. however, the attached Financial Statements for the first quarter ended March 31, 2005 (unaudited) give effect to the transaction.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis or Plan of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

INVESTMENT TAX CREDITS

Investment tax credits, which are earned as a result of qualifying research and development expenditures, are recognized when the expenditures are made and their realization is reasonably assured, and are applied to reduce related costs and expenses in the year.

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

RESULTS OF OPERATIONS

The following table sets forth our statements of operations data for the periods indicated. Historical financials are stated in Canadian dollars, as unaudited:

                                                             (unaudited)
                                                     For the Three Months Ended
                                                              March 31,
                                                   ----------------------------
                                                                    Securac Inc.
                                                       2005             2004
                                                   ------------    ------------
      Revenue
         License fees ..........................   $     12,700    $      7,250
         Professional Service Fees .............        172,799         133,661
      Cost of Sales ............................        179,769          92,028
                                                   ------------    ------------
      Gross Profit .............................          5,730          48,883

      Operating Expenses

         General and administrative ............        305,946         142,472

         Sales, marketing and investor relations        613,429          51,887

         Research and development ..............        407,563         124,011

         Professional fees .....................             --              --

         Stock based compensation ..............        706,186              --

         Amortization and depreciation .........          3,313           4,339
                                                   ------------    ------------

      Loss from operations .....................     (2,030,707)       (273,826)

      Other income (expense) ...................         (2,771)         (2,574)

      Net loss .................................     (2,033,478)       (276,400)
      Net loss per share:
         Total shares outstanding ..............     46,119,429      34,593,380
         Net loss per share ....................   ($      0.04)   ($      0.01)


COMPARISON OF QUARTERS ENDED MARCH 31, 2005 AND 2004

OVERVIEW

With our corporate reorganization and reverse merger transaction completed in fiscal 2004, during the first quarter of 2005 we focused investment in marketing and pre-sales activities and continued investment in ongoing development and support of our software. While these initiatives resulted in a loss in the first quarter of 2005, the corresponding revenue is expected to be realized in the second, third, and fourth quarters of fiscal 2005, resulting in anticipated improved financial performance by year end.

Our strategy resulted in a series of stock based transactions having a materially unfavourable impact on our operating expenses. Stock based compensation totaling $706,186 has been presented as an individual line item due to its unusual nature. The foregoing transactions resulted in an unusually high net loss for the first quarter of 2005; however our prospects for the year end are more positive. First, we expect Stock-based compensation to be significantly lower as the fair market value of our shares has begun to stabilize with our continuous disclosure since the reverse merger, and as we attempt to issue all warrants and options equal to, or greater than fair market value, thus reducing the expense of the Black-Scholes option pricing model. Second, we have been recognizing a known trend in our market where the demand for GRC software products has been spurred by the unprecedented additional compliance requirements of the Sarbanes-Oxley Act of 2002 on all publicly-owned U.S. companies. Our increased sales and marketing activities, along with this recognizable trend substantiates our belief that our Acertus(TM) product suite has gained significant visibility in the risk/compliance software market, and has resulted in increased levels of sales opportunities. As of March 31, 2005, we estimated a forward pipeline of potential software sales and services of approximately $7M that will potentially close by year end. With the anticipated further expansion of our revenues through both direct sales and strategic channel partners, we believe we should be able to continue our present growth trajectory and either breakeven or realize net income in 2005.

REVENUE

First quarter revenue of $185,499 increased by $44,588, or 24%, compared with $140,911 in the comparable period in 2004. The increase is due primarily to growth in professional services to new and existing customers. Revenue from our business consists of annual subscription based License Fees to our risk management, governance and compliance software products. Our licensing revenue is augmented with related revenue in annual maintenance, installation, training and professional services.

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

For the first quarter of 2005 compared to 2004, License Fee revenue increased from $7,250 to $12,700 representing the sale of a project based Acertus(TM) License Fee to a Canadian chartered bank through one of our channel partners. This License was sold under a pilot project program that will potentially lead to a full enterprise license upon successful completion of the project.

Annual Maintenance - Our customers pay a separate Annual Maintenance Fee based on our cost to provide knowledge database updates, version point updates, enhancements, access to the user community and Tier 1-2 telephone support. We bill and collect these fees upon receipt of the Order Form and record the entire amount of the Annual Maintenance Fee in deferred revenue. As we deliver to the client our Annual Maintenance throughout the term of the subscription, we recognize the associated revenue on a straight-line basis. In the first quarter of 2004 and 2005, no Annual Maintenance Fees were invoiced or collected based on the project based nature of the licensing.

Installation and Training Fees - Installation and Training Fees are revenues related to services in connection with software installations. Installation and Training Fees are recorded as earned, generally on a time and materials basis. The timing of the recording of Installation Fees is governed by the terms of the implementation contracts and other factors that can cause significant variations from year to year. Installation and training amounted to nil in the first quarter of 2004 and 2005 as it was not required under our sales arrangements.

Professional Services - Professional Services revenue is derived from clients who require risk management assessments, compliance assessments, and assistance in integrating a risk management and governance framework into their organizations. These fees are recorded as earned, generally on a time and materials basis. The timing of the recording of installation fees is governed by the terms of the professional services contracts and other factors that can cause significant variations from year to year. Professional Services revenues increased to $172,799 in the first quarter of 2005 through an extension of a contract with a major client compared to $133,661 in the same period ended in 2004.

COST OF SALES

Cost of sales increased from $92,038 in the first quarter of 2004 to $179,769 in 2005 representing the direct labour cost to Securac in carrying out its professional services activities. It is important to note here that in the last quarter of 2004, there was a deferment of $78,503 that was invoiced to us by a subcontractor in January, 2005 and subsequently recorded this quarter resulting in abnormally higher cost of sales and lower margin. We do not anticipate this happening again in the foreseeable future.

EXPENSES

General and Administrative- General and Administrative expenses ("G&A") consist of management and administrative salaries and benefits, insurance, software and data costs, computer leasing, rent, legal and related expenses required to support our R&D, sales, and marketing initiatives. G&A increased to $305,946 in the first quarter of 2005 from $142,472 in the same period in 2004 reflecting the increase of operational activity associated with growing our business from straight R&D activities to full commercialization.

Sales, Marketing, and Investor Relations - These expenses increased to $613,429 in the first quarter of 2005 from $51,887 in the same period in 2004. This increase represents the travel, meals, and legal expenditures related to our private placement equity financing and our increased our sales and marketing activities as we expanded into the United States.

Research and Development - Research and Development expenses ("R&D") are expensed as incurred unless such costs meet the criteria necessary for deferral and amortization. To qualify for deferral, the costs must relate to a technically feasible, identifiable product that we intend to produce and market, there must be a clearly defined market for the product and we must have the resources, or access to the resources, necessary to complete the development. We have not deferred any development costs to date. Pursuant to our reorganization in March, 2004, our R&D are conducted through Securac Technologies Inc., a privately-owned company that is owned and controlled by Messrs. Allen, Hookham and Mitchell, and which is considered a Canadian Controlled Private Corporation ("CCPC") for Canadian tax purposes. While we pay for the R&D activities incurred by the CCPC, the costs are significantly less than if the R&D activities were incurred directly within the Company, due to the qualification of a CCPC for investment tax credits and research grants that would not otherwise be available to a U.S. publicly traded entity. All intellectual property developed by the CCPC is owned by the CCPC and licensed to us on an exclusive basis for commercialization in North America. The right to commercialize outside of North America is retained by the CCPC.

R&D expenses increased substantially in the first quarter of 2005 to $407,563 from $124,011 in the same period in 2004 as the headcount increased as a result of internalizing our research, development and testing staff and completing our outsourced programming initiative. The research and development efforts are focused on improving and enhancing existing solution offerings as well as developing new solutions. The research and development organization responsibilities include product management, product development, and software maintenance and solution release management.

Stock Based Compensation - Since Securac did not have a stock based compensation plan in the first quarter of 2004, no expenditures were incurred. In the first quarter of 2005, we issued 42,800 shares to two individuals that provided services on our insurance industry advisory board and 114,400 shares to a consultant to settle a debt owing, all at a price of US$0.75 per share.
Notwithstanding the issuance price agreed to between the parties, we are obligated to report the expenditure based on the actual closing price at the time, which has resulted in an additional expense of $145,351. Subsequently, the Company issued 300,000 shares to a consultant in connection with a statement of work whereby he will provide marketing and investor relations services to the company for a period of one year. These shares were deemed to be issued at the closing price at the time of grant, US$1.50 per common share, resulting in a charge to Stock Based Compensation in the amount of $560,835.

Amortization and Depreciation - This consists of the depreciation of computer equipment and capital assets. In the first quarter of 2005 we recorded $3,313 compared to $4,339 in the same period last year

FOREIGN CURRENCY

We realize a significant portion of our revenue in U.S. dollars. At present, there is no policy in place to manage foreign currency risk.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows our summarized balance sheet data represented by items in our consolidated balance sheet as of March 31, 2005:

                                                                     As of
     BALANCE SHEET DATA:                                        March 31, 2005
                                                                 ------------
        Cash and cash equivalents................................ $   73,515
        Accounts receivable......................................    288,214
        Prepaids.................................................     23,931
        Property and equipment...................................     49,151
        Goodwill and intellectual property.......................  2,930,694
        Total assets.............................................  3,365,505
        Total liabilities........................................  1,481,258
        Total shareholders equity (deficiency)...................  1,884,247


As of March 31, 2005, we had a working capital deficit of $1,089,218 and an accumulated deficit of $7,326,476. We have incurred operating losses since inception. Our activities have been funded principally through equity and debt financings.

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

Our existing cash resources, together with anticipated funds from operations, are insufficient to fund our planned operations during the next 12 months. As a result, we are dependent upon receipt of proceeds from additional equity and/or debt financings to continue our plan of operations. We do not presently have commitments from funding sources sufficient to satisfy our needs. There can be no assurance that any financing will be available on terms satisfactory to the Company or at all. If we are unable to secure additional funding as and when needed, we may be forced to scale back the level and scope of our planned operations.

PRINCIPAL FINANCIAL COMMITMENTS

As of March 31, 2005, our principal financial commitments consisted of trade payables, obligations under capital leases, contracts for office facilities, and notes payable to unrelated parties consisting of (a) $100,000 owing to the vendors of Brycol Consulting Ltd. that is non-interest bearing, unsecured and to be paid over 12 months commencing April 1, 2005; (b) $243,460 owing to Generation Capital Associates that is jointly and severably secured with personal guarantees of three directors at a term interest rate of 6% until the maturity date of May 31, 2005; and (c) $100,000 owed to a former employee at an annual interest rate of 12% to be repaid in equal $20,000 instalments beginning April 29, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, "Disclosure Controls") as of the end of the period covered by this quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

      (a) Effective March 30, 2005, we borrowed US$200,000 from Generation Capital Associates, in exchange for which we issued a promissory note for the full principal amount to the lender. The promissory note bears interest at 6% per annum. Principal and interest are payable on the earlier to occur of 60 days from the date of the note or the date on which we receive US$200,000 in proceeds from an existing unfunded subscription for our common stock. The promissory note is jointly and severally guaranteed by three of our directors and executive officers, Messrs. Terry Allen, Paul Hookham and Bryce Mitchell, who are also beneficiaries of our principal stockholders.

      (b)   None.

ITEM 6.  EXHIBITS

     Exhibit No.  Description
     -----------  -----------

         10.1 Exclusive License Distribution Agreement dated October 10, 2003 between Risk Governance Ltd. and Risk Governance, Inc.

         10.2 Promissory Note dated March 30, 2005 granted in favour of Generation Capital Associates by Securac Corp. and jointly and severally guaranteed by Messrs. T.W. Allen, P. Hookham and B. Mitchell, including individual guarantees.

         31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

         31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

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


                                                SECURAC CORP.
                                                (Registrant)

                                                By:  /s/ Paul James Hookham
                                                     --------------------------
                                                     Paul James Hookham
                                                     Chief Financial Officer
                                                     Treasurer and Secretary

Dated:   May 23, 2005