Form 10QSB
period 2005-06-30
Securac Corp
filed 2005-08-16
CIK 775926

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-QSB
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

       - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ___________________ to
      _______________________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 50,284,987

Transitional Small Business Disclosure Format:                 Yes |_| No  |X|

                                      INDEX



PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements............................................2

Item 2.        Management's Discussion and Analysis or Plan of Operations......8

Item 3.        Controls and Procedures........................................14

PART II - OTHER INFORMATION

Item 5.        Other Information..............................................16

Item 6.        Exhibits.......................................................17

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  SECURAC CORP.
                           Consolidated Balance Sheets
                         (Expressed in Canadian Dollars)

                                     ASSETS
                                               June 30,     December 31,
                                                 2005          2004
                                             ------------   ------------
                                             (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents               $    228,078   $    254,860
     Accounts receivable, net                     279,005        332,006
     Advances and other receivables                61,512         56,385
     Due from related company                       5,885             --
     Prepaid expenses and deposits                 22,355         25,216
                                             ------------   ------------

         Total Current Assets                     596,835        668,467
                                             ------------   ------------

PROPERTY AND EQUIPMENT, net                        45,838         51,096
                                             ------------   ------------

OTHER ASSETS

     Intellectual property                      2,839,694             --
     Goodwill                                      91,000         91,000
                                             ------------   ------------

         Total Other Assets                     2,930,694         91,000
                                             ------------   ------------

         TOTAL ASSETS                        $  3,573,367   $    810,563
                                             ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  SECURAC CORP.
                     Consolidated Balance Sheets (Continued)
                         (Expressed in Canadian Dollars)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  June 30,      December 31,
                                                                    2005            2004
                                                                ------------    ------------
                                                                 (Unaudited)
CURRENT LIABILITIES
     Accounts payable                                           $    962,244    $    561,646
     Accrued liabilities                                             146,879         122,315
     Deferred revenue                                                 29,593          34,657
     Current portion of obligation under capital leases                1,485           5,088
     Due to related company and individuals                          216,467         200,022
     Notes payable                                                   433,223         280,596
                                                                ------------    ------------

         Total Current Liabilities                                 1,789,891       1,204,324
                                                                ------------    ------------

LONG-TERM DEBT

     Obligations under capital leases                                  6,379           6,379
                                                                ------------    ------------

         Total Long-Term Debt                                          6,379           6,379
                                                                ------------    ------------

         Total Liabilities                                         1,796,270       1,210,703
                                                                ------------    ------------

STOCKHOLDERS' EQUITY

     Common stock , USD par value $0.01 per share (average of
     $0.015 CDN par value); 200,000,000 shares authorized,
     50,590,921 and 43,546,990 shares issued and outstanding,
     respectively                                                    745,991         658,478
     Additional paid-in capital                                   13,768,768       4,911,558
     Subscriptions receivable                                     (1,802,096)       (617,708)
     Other comprehensive loss                                        (48,241)        (59,470)
     Accumulated deficit                                         (10,887,325)     (5,292,998)
                                                                ------------    ------------

         Total Stockholders' Equity                                1,777,097        (400,140)
                                                                ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                $  3,573,367    $    810,563
                                                                ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                SECURAC CORP.
    Consolidated Statements of Operations
                 (Unaudited)
       (Expressed in Canadian Dollars)

                                                         For the                         For the
                                                    Three Months Ended               Six Months Ended
                                                          June 30,                       June 30,
                                               ----------------------------    ----------------------------
                                                               Securac Inc.                    Securac Inc.
                                                  2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------

REVENUES
     License fees                              $      2,000    $         --    $     14,700    $      7,250
     Professional service and training fees         285,905          90,352         458,704         224,013
                                               ------------    ------------    ------------    ------------

         Total Revenue                              287,905          90,352         473,404         231,263
                                               ------------    ------------    ------------    ------------

OPERATING EXPENSES

     Direct costs of service revenue                174,726          79,925         354,495         171,953
     General and administration                     382,935          71,104         575,118         213,576
     Sales, marketing and investor relations        118,408         102,817         731,837         154,704
     Research and development                       273,245         254,088         680,808         281,853
     Stock-based compensation                     2,895,527              --       3,715,476              --
     Amortization and depreciation                    3,313           1,072           6,626           5,411
                                               ------------    ------------    ------------    ------------

         Total Operating Expenses                 3,848,154         509,006       6,064,360         827,497
                                               ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                             (3,560,249)       (418,654)     (5,590,957)       (596,234)
                                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

     Interest expense                                  (600)         (1,073)         (3,371)         (3,647)
                                               ------------    ------------    ------------    ------------

         Total Other Income (Expense)                  (600)         (1,073)         (3,371)         (3,647)
                                               ------------    ------------    ------------    ------------

NET LOSS                                       $ (3,560,849)   $   (419,727)   $ (5,594,327)   $   (599,881)
                                               ============    ============    ============    ============

BASIC LOSS PER COMMON SHARE                    $      (0.07)   $      (0.01)   $      (0.12)   $      (0.02)
                                               ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       49,045,805      34,593,380      47,590,701      34,593,380
                                               ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                  SECURAC CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                         (Expressed in Canadian Dollars)

                                                           For the Six Months Ended
                                                                    June 30,
                                                          ----------------------------
                                                                          Securac Inc.
                                                              2005            2004
                                                          ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $ (5,594,327)   $   (599,881)
Adjustments to reconcile net loss to net cash
 (used in) operating activities:
     Depreciation and amortization                               6,626           5,411
     Common stock issued for services rendered                 962,982              --
     Fair value of options and warrants                      2,763,592              --
Changes in operating assets and liabilities:
     Accounts receivable                                        53,001          21,100
     Advances and other receivables                             (5,127)             --
     Prepaid expenses and deposits                               2,861           6,790
     Deferred revenue                                           (5,064)             --
     Accounts payable and accrued liabilities                  587,485         388,850
                                                          ------------    ------------

         Net Cash (Used in) Operating Activities            (1,227,971)       (177,730)
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds to related party receivables                      (5,885)             --
     Purchase of intangibles                                        --        (786,600)
     Purchases of property and equipment                        (1,367)             --
                                                          ------------    ------------

         Net Cash Used in Investing Activities                  (7,252)       (786,600)
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds on notes payable                                 243,460         100,000
     Payments on capital leases and notes payable              (94,436)        (22,259)
     Proceeds from issuance of common stock                    972,537         975,004
     Cash received on subscriptions receivable                  75,651              --
                                                          ------------    ------------

         Net Cash Provided by Financing Activities           1,197,212       1,052,745
                                                          ------------    ------------

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                  11,229              --
                                                          ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (26,782)         88,415

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               254,860          34,678
                                                          ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    228,078    $    123,093
                                                          ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

         Interest                                         $      1,200    $      3,647
         Income taxes                                     $         --    $         --

NON-CASH FINANCING ACTIVITIES

         Common stock issued for services rendered        $    962,982    $         --
         Common stock issued for retirement of payables   $    145,879    $         --


The accompanying notes are an integral part of these consolidated financial statements.

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004
                                   (unaudited)

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -      LOSS PER SHARE

              Following is a reconciliation of the loss per share for the three months and six months ended June 30, 2005 and 2004:

                                             For The
                                        Three Months Ended
                                             June 30,

                                                     Securac Inc.
                                         2005            2004
                                     ------------    ------------


      Net (loss) available to
       common shareholders           $ (3,560,894)   $   (419,727)
                                     ============    ============

      Weighted average shares          49,045,805      34,593,380
                                     ============    ============
      Basic loss per share (based
       on weighted average shares)   $      (0.07)   $      (0.01)
                                     ============    ============

                                               For The
                                           Six Months Ended
                                               June 30,

                                                     Securac Inc.
                                         2005            2004
                                     ------------    ------------


      Net (loss) available to
       common shareholders           $ (5,594,327)   $   (599,881)
                                     ============    ============

      Weighted average shares          47,590,701      34,593,380
                                     ============    ============
      Basic loss per share (based
       on weighted average shares)   $      (0.12)   $      (0.02)
                                     ============    ============

      Weighted average shares issuable upon the exercise of stock options and warrants were not included in the foregoing calculations because they are antidilutive.

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004


NOTE 3 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $10,887,325 at June 30, 2005, a working capital deficit of approximately $1,193,000, and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to raise additional equity capital and increase revenues and reduce costs to sustain operations.

NOTE 4 -      MATERIAL EVENTS

              On January 6, 2005, the Company acquired all of the outstanding stock of Risk Governance, Inc., a private Delaware corporation ("RGI"), in exchange for 2,295,444 shares of common stock of the Company valued at $2,839,694, or $1.24 per share (based on the value of the common shares on the date of acquisition). The transaction was effected pursuant to a share purchase agreement entered into on the same date by the Company with the shareholders of RGI. As a result of the acquisition, RGI is now a wholly-owned subsidiary of the Company. As part of this transaction, the Company recorded intellectual property of $2,839,694, as described in the next paragraph.

              The principal asset acquired through the acquisition of RGI is a license to certain corporate governance software technology owned and developed by Risk Governance Ltd., a United Kingdom company under common ownership with RGI prior to the acquisition ("RGL"). The license gives RGI the right to commercialize applications of the software technology on an exclusive basis in North America in exchange for royalty payments to RGL. Contemporaneous with and as a condition to the acquisition of RGI, Securac Holdings Inc., a private Alberta corporation ("Holdings") of which Securac Corp. licenses its Acertus(TM) software technology from its wholly-owned subsidiary, Securac Technologies, Inc., acquired all of the outstanding stock of RGL in exchange for an equity interest in Holdings. Holdings is controlled and substantially owned by three members of the Company.

              On January 21, 2005, the Company filed a Form S-8 with the Securities and Exchange Commission to register a total of 6,343,288 shares of common stock pursuant to a 2004 Incentive Stock Plan.

              During the three months ended June 30, 2005, the Company granted options to various employees for services rendered. Pursuant to these option grants, the Company recorded additional compensation expense totaling $2,649,829 included in Stock based compensation.

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

The attached Financial Statements for the second quarter ended June 30, 2004 (unaudited) do not reflect the consolidation of Inc. and Applewood's Restaurants, Inc. however, the attached Financial Statements for the second quarter ended June 30, 2005 (unaudited) give effect to the transaction.

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

Results of Operations

The following table sets forth our statements of operations data for the periods indicated. Historical financials are stated in Canadian dollars, as unaudited:

                                                           Unaudited
                                                         3 months ended
                                                   Securac Inc.
          Statement of Operations Data:              Jun-04           Jun-05
                                                  ------------    ------------

Revenue .......................................   $     90,352    $     87,905

Cost of sales .................................         79,925         174,726
                                                  ------------    ------------

Gross profit ..................................         10,427         113,179
Operating expenses

      General and administration ..............         71,104         382,935

      Sales, marketing and investor relations .         02,817         118,408

      Research and development ................        254,088         273,245

      Professional fees .......................             --              --

      Stock based compensation ................             --       2,895,527

      Amortization and depreciation ...........          1,072           3,313
                                                  ------------    ------------

Loss from operations ..........................       (418,654)     (3,560,249)

Other income (expense) ........................         (1,073)           (600)


Net loss ......................................       (419,727)     (3,560,849)
Net loss per share:
      Total shares outstanding ................     34,593,380      49,045,805
      Net loss per share ......................   $      (0.01)   $      (0.07)


Comparison of Quarters ended June 30, 2005 and 2004

Overview

With our corporate reorganization and reverse merger transaction completed in fiscal 2004, during the second quarter of 2005 we focused investment in marketing and pre-sales activities and continued investment in ongoing development and support of our software. While these initiatives resulted in a loss of $3,560,249 in the second quarter of 2005, the corresponding revenue is expected to be realized in the third and fourth quarters of fiscal 2005, resulting in anticipated improved financial performance by year end.

Our strategy resulted in a series of stock based transactions having a materially unfavourable impact on our operating expenses. Stock based compensation totaling $2,895,527 has been presented as an individual line item due to its unusual nature. The foregoing transactions resulted in an unusually high net loss for the second quarter of 2005; however our prospects for the year end are more positive. First, we expect Stock-based compensation to be significantly lower as the fair market value of our shares has begun to stabilize with our continuous disclosure since the reverse merger, and as we attempt to issue all warrants and options equal to, or greater than fair market value, thus reducing the expense of the Black-Scholes option pricing model. Second, we have been recognizing a known trend in our market where the demand for GRC software products has been spurred by the unprecedented additional compliance requirements of the Sarbanes-Oxley Act of 2002 on all publicly-owned U.S. companies. Our increased sales and marketing activities, along with this recognizable trend substantiates our belief that our Acertus(TM) product suite has gained significant visibility in the risk/compliance software market, and has resulted in increased levels of sales opportunities. As of June 30, 2005, we estimated a forward pipeline of potential software sales and services of approximately $7M that will potentially close by year end. With the anticipated further expansion of our revenues through both direct sales and strategic channel partners, we believe we should be able to continue our present growth trajectory and improve our financial performance in 2005.

Revenue

Second quarter revenue of $287,905 increased by $197,553, or 69%, compared with $90,352 in the comparable period in 2004. The increase is due primarily to growth in professional services to new and existing customers. Revenue from our business consists of annual subscription based License Fees to our risk management, governance and compliance software products. Our licensing revenue is augmented with related revenue in annual maintenance, installation, training and professional services. Revenue in the first six months of 2005 increased to $473,404 from $231,263 due to doubling licensing revenue and increasing our professional services practice.

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

For the second quarter of 2005 compared to 2004, License Fee revenue increased from nil to $2,000 representing the sale of a project-based license to one of our channel partners. This License was sold under a pilot project program that will potentially lead to a full enterprise license upon successful completion of the project. In the first six months of this fiscal year, licensing revenue doubled as a result of us deploying our software into a series of pilot projects.

Annual Maintenance - Our customers pay a separate Annual Maintenance Fee based on our cost to provide knowledge database updates, version point updates, enhancements, access to the user community and Tier 1-2 telephone support. We bill and collect these fees upon receipt of the Order Form and record the entire amount of the Annual Maintenance Fee in deferred revenue. As we deliver to the client our Annual Maintenance throughout the term of the subscription, we recognize the associated revenue on a straight-line basis. In the second quarter of 2004 and 2005, no Annual Maintenance Fees were invoiced or collected based on the project based nature of the licensing.

Installation and Training Fees - Installation and Training Fees are revenues related to services in connection with software installations. Installation and Training Fees are recorded as earned, generally on a time and materials basis. The timing of the recording of Installation Fees is governed by the terms of the implementation contracts and other factors that can cause significant variations from year to year. Installation and training amounted to nil in the second quarter of 2004 and 2005 as it was not required under our sales arrangements.

Professional Services - Professional Services revenue is derived from clients who require risk management assessments, compliance assessments, and assistance in integrating a risk management and governance framework into their organizations. These fees are recorded as earned, generally on a time and materials basis. The timing of the recording of installation fees is governed by the terms of the professional services contracts and other factors that can cause significant variations from year to year. Professional Services revenues increased to $285,905 in the second quarter of 2005 through additional contracts with new clients and an extension of a contract with a major client compared to $90,352 in the same period ended in 2004. Professional services revenue increased 105% in the first six months of 2005 as a result of increased physical risk assessment engagements, and increasing our scope of work with a major client.

Cost of Sales

Cost of sales increased from $79,925 in the second quarter of 2004 to $174,726 in 2005 representing the direct labour cost to Securac in carrying out its professional services activities. With this 54% increase, our gross margin increased by 91% to $113,179 compared to $10,427 in the second quarter of last year, representing increased margin on our incremental professional services revenue. In the first six months of 2005, Cost of sales increased to $354,495 compared to $171,263 as a result of increased direct labour required to carry out the engagements.

Expenses

General and Administrative- General and Administrative expenses ("G&A") consist of management and administrative salaries and benefits, insurance, software and data costs, computer leasing, rent, legal and related expenses required to support our R&D, sales, and marketing initiatives. G&A increased to $382,935 in the second quarter of 2005 from $71,104 in the same period in 2004 reflecting the increase of operational activity associated with growing our business from straight R&D activities to full commercialization. G&A for the first six months of 2005 increased to $575,118 from $213,576 as these two quarters represented a significant increase in corporate activity compared to last year.

Sales, Marketing, and Investor Relations - These expenses increased to $118,408 in the second quarter of 2005 from $102,817 in the same period in 2004. This increase represents the travel, meals, and legal expenditures related to our private placement equity financing and our increased our sales and marketing activities as we expanded into the United States. As the first six months of 2005 involved significantly more sales and marketing activities, these expenses increased from $154,704 in 2004 to $731,837 in 2005.

Research and Development - Research and Development expenses ("R&D") are expensed as incurred unless such costs meet the criteria necessary for deferral and amortization. To qualify for deferral, the costs must relate to a technically feasible, identifiable product that we intend to produce and market, there must be a clearly defined market for the product and we must have the resources, or access to the resources, necessary to complete the development. We have not deferred any development costs to date. Pursuant to our reorganization in March, 2004, our R&D are conducted through Securac Technologies Inc., a privately-owned company that is owned and controlled by Messrs. Allen, Hookham and Mitchell, and which is considered a Canadian Controlled Private Corporation ("CCPC") for Canadian tax purposes. While we are committed to pay for certain of the R&D activities incurred by the CCPC, the costs are significantly less than if the R&D activities were incurred directly within the Company, due to the qualification of a CCPC for investment tax credits and research grants that would not otherwise be available to a U.S. publicly traded entity. All intellectual property developed by the CCPC is owned by the CCPC and licensed to us on an exclusive basis for commercialization in North America. The right to commercialize outside of North America is retained by the CCPC.

R&D expenses increased in the second quarter of 2005 to $273,245 from $254,088 in the same period in 2004 as the headcount increased as a result of internalizing our research, development and testing staff and completing our outsourced programming initiative. This is also evident in the six months ended June 30, 2005 whereby accumulated R&D increased to $680,808 from $281,853 in 2004. The research and development efforts are focused on improving and enhancing existing solution offerings as well as developing new solutions. The research and development organization responsibilities include product management, product development, and software maintenance and solution release management.

Stock Based Compensation - Since Securac did not have a stock based compensation plan in the second quarter of 2004, no expenditures were incurred. In the second quarter of 2005, we issued a total of 2,611,121 shares in connection with finder's fees, settlement of debts owing, provision of marketing services, provision of off-site office space and operational costs for a period of one year and other business planning services, all resulting in a charge to Stock Based Compensation for a total amount of $2,895,527. Accumulated Stock Based Compensation for the six months ended 2005 was $3,715,476 compared to nil last year.

Amortization and Depreciation - This consists of the depreciation of computer equipment and capital assets. In the second quarter of 2005 we recorded $3,313 compared to $1,072 in the same period last year. In the first six months of 2005 these expenses were $3,371 compared to $3,647 as the declining balance formula begins to take effect.

Foreign Currency

We realize a significant portion of our revenue in U.S. dollars. At present, there is no policy in place to manage foreign currency risk.

Liquidity and Capital Resources

The following table shows our summarized balance sheet data represented by items in our consolidated balance sheet as of June 30, 2005:

                                As of
Balance Sheet Data:         June 30, 2005
                            -------------

Cash and cash equivalents   $    228,078

Accounts receivable .....        346,402

Prepaids ................         22,355
Property and equipment ..         45,838
Goodwill ................      2,930,694

Total assets ............      3,573,367

Total liabilities .......      1,796,270

Total shareholders equity      1,777,097

As of June 30, 2005, we had a working capital deficit of $1,193,057 and an accumulated deficit of $10,887,325. We have incurred operating losses since inception. Our activities have been funded principally through equity and debt financings.

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

Principal Financial Commitments

As of June 30, 2005, our principal financial commitments consisted of trade payables, obligations under capital leases, contracts for office facilities, and notes payable to unrelated parties consisting of (a) $79,166.68 owing to the vendors of Brycol Consulting Ltd. that is non-interest bearing, unsecured and to be paid over 12 months commencing April 1, 2005; (b) $243,460 owing to Generation Capital Associates that is jointly and severably secured with personal guarantees of three directors at a term interest rate of 6% payable on demand as of the May 31, 2005; (c) $ 30,000 owed to a former employee at an annual interest rate of 12% to be repaid in equal $20,000 instalments beginning August 30, 2005; and (d) CDN$60,000 owing to, an individual, that is due and payable on or before July 31, 2005 together with CDN$10,000 interest.

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

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

Item 5.  Other Information

      (a) On June 29, 2005, we borrowed CDN$60,000 from an individual, in exchange for which we issued a promissory note for the full principal amount to the lender. Principal and interest of CDN$10,000 are payable on July 31, 2005.

      (b)   None.

Item 6.  Exhibits

Exhibit
No.                           Description

      10.1 Promissory Note dated June 29, 2005 granted in favour of an individual, by Securac Corp.

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


                                             Securac Corp.
                                             (Registrant)

                                        By:  /s/ Paul James Hookham
                                             -----------------------
                                             Paul James Hookham
                                             Chief Financial Officer
                                             Treasurer and Secretary


Dated:   August 15, 2005