Form 10QSB/A
period 2005-06-30
Securac Corp
filed 2005-08-30
CIK 775926

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                      AMENDMENT NO. 1 ON FORM 10-QSB/A TO

                                  FORM 10-QSB/A

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

       - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period to.


                      COMMISSION FILE NUMBER: 033-07456-LA

                                  SECURAC CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                         88-0210214
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

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


================================================================================

                                EXPLANATORY NOTE

This Amendment is being filed primarily to correct a typographical error contained in the table entitled "Statement of Operations Data" in Item 2. Management's Discussion and Analysis or Plan of Operations. The typographical error mistakenly reflected revenue for the three months ended June 30, 2005 as CDN$87,905 rather than the correct amount of CDN$287,905. We have also corrected certain information under "Principal Financial Commitments" in the same Item.

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

 Results of Operations

The following table sets forth our statements of operations data for the periods indicated. Historical financials are stated in Canadian dollars, as unaudited:

                                                           Unaudited
                                                             For the
                                                      Three Months Ended
                                                            June 30,
                                                                  Securac Inc.
Statement of Operations Data: ............             2005            2004
                                                --------------- ---------------
  Revenue ...................................   $       287,905 $        90,352
  Cost of sales .............................           174,726          79,925
                                                --------------- ---------------
  Gross profit ..............................           113,179          10,427
  Operating expenses
     General and administration .............           382,935          71,104
     Sales, marketing and investor relations            118,408           2,817
     Research and development ...............           273,245         254,088
     Professional fees ......................              --              --
     Stock based compensation ...............         2,895,527            --
     Amortization and depreciation ..........             3,313           1,072
                                                --------------- ---------------
  Loss from operations ......................        (3,560,249)       (418,654)
  Other income (expense) ....................              (600)         (1,073)
  Net loss ..................................        (3,560,849)       (419,727)
  Net loss per share:
     Total shares outstanding ...............        49,045,805      34,593,380
     Net loss per share .....................   $         (0.07)$         (0.01)


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

Liquidity and Capital Resources

The following table shows our summarized balance sheet data represented by items in our consolidated balance sheet as of June 30, 2005:

                                                                      As of
Balance Sheet Data:                                               June 30, 2005
                                                                 ---------------
Cash and cash equivalents ...................................    $       228,078
Accounts receivable .........................................            346,402
Prepaids ....................................................             22,355
Property and equipment ......................................             45,838
Goodwill ....................................................          2,930,694
Total assets ................................................          3,573,367
Total liabilities ...........................................          1,796,270
Total shareholders equity ...................................          1,777,097


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

Principal Financial Commitments

As of June 30, 2005, our principal financial commitments consisted of trade payables, obligations under capital leases, contracts for office facilities, and notes payable to unrelated parties consisting of (a) $79,166.68 owing to the vendors of Brycol Consulting Ltd. that is non-interest bearing, unsecured and payable in equal monthly installments commencing April 1, 2005; (b) $243,460 owing to Generation Capital Associates that is jointly and severably secured with personal guarantees of three directors at a term interest rate of 6% payable on demand as of May 31, 2005; (c) $30,000 owed to a former employee at an annual interest rate of 12% to be repaid with principal and interest on August 30, 2005; and (d) CDN$60,000 owing to an individual, that is due and payable on or before July 31, 2005 together with CDN$10,000 interest.

Item 6.  Exhibits

Exhibit
No.       Description
---       -----------

31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Securac Corp.
                                    (Registrant)


                                    By: /s/ Paul James Hookham
                                       --------------------------------------
                                       Paul James Hookham
                                       Chief Financial Officer,
                                       Treasurer and Secretary


Dated:   August 29, 2005