Form 10QSB
period 2005-09-30
Securac Corp
filed 2005-11-21
CIK 775926

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

      - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period                     to                        .
                                --------------------   -----------------------

                      COMMISSION FILE NUMBER: 033-07456-LA



                                  SECURAC CORP.
             (Exact name of registrant as specified in its charter)

            Nevada                                        88-0210214
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

Check whether the issuer (1) filed all reports required to be filed by Section          Yes |X| No |_|
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 51,739,577

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                                        Yes |_| No |X|

Transitional Small Business Disclosure Format:                                          Yes |_| No |X|

                                      INDEX



PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements..........................................2
Item 2.        Management's Discussion and Analysis or Plan of Operations....8
Item 3.        Controls and Procedures......................................14

PART II- OTHER INFORMATION


Item 5.        Other Information............................................15
Item 6.        Exhibits.....................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                  SECURAC CORP.
                           Consolidated Balance Sheets
                         (Expressed in Canadian Dollars)


                                     ASSETS

                                              September 30,     December 31,
                                                  2005             2004
                                               ----------        ----------
                                               (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents                 $  152,364        $  254,860
     Accounts receivable, net                     451,984           332,006
     Advances and other receivables                13,683            56,385
     Due from related companies                   163,193              --
     Prepaid expenses and deposits                  6,376            25,216
                                               ----------        ----------
        Total Current Assets                      787,600           668,467
                                               ----------        ----------
PROPERTY AND EQUIPMENT, net                        45,702            51,096
                                               ----------        ----------
OTHER ASSETS

     Loan fees                                     55,151              --
     Intellectual property                      2,839,694              --
     Goodwill                                      91,000            91,000
                                               ----------        ----------
        Total Other Assets                      2,985,845            91,000
                                               ----------        ----------
        TOTAL ASSETS                           $3,819,147        $  810,563
                                               ==========        ==========

                                  SECURAC CORP.
                     Consolidated Balance Sheets (Continued)
                         (Expressed in Canadian Dollars)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 September 30,     December 31,
                                                                                     2005              2004
                                                                                 ------------      ------------
                                                                                 (Unaudited)
CURRENT LIABILITIES
     Accounts payable                                                            $    914,934      $    561,646

     Accrued liabilities                                                              166,025           122,315

     Deferred revenue                                                                 175,451            34,657

     Current portion of obligation under capital leases                                 1,485             5,088

     Due to related companies and individuals                                         193,831           200,022
     Notes payable                                                                  1,346,319           280,596
                                                                                 ------------      ------------
        Total Current Liabilities                                                   2,798,045         1,204,324
                                                                                 ------------      ------------
LONG-TERM DEBT

     Obligations under capital leases                                                   4,579             6,379
                                                                                 ------------      ------------

        Total Long-Term Debt                                                            4,579             6,379
                                                                                 ------------      ------------

        Total Liabilities                                                           2,802,624         1,210,703
                                                                                 ------------      ------------
STOCKHOLDERS' EQUITY

     Common stock , USD par value $0.01 per share (average of $0.015 CDN par value); 200,000,000 shares authorized, 51,778,987

       and 43,546,990 shares issued and outstanding, respectively                     760,371           658,478
     Additional paid-in capital                                                    14,514,240         4,911,558
     Subscriptions receivable                                                      (1,795,950)         (617,708)

     Other comprehensive loss                                                         (49,742)          (59,470)
     Accumulated deficit                                                          (12,412,396)       (5,292,998)
                                                                                 ------------      ------------
        Total Stockholders' Equity                                                  1,016,523          (400,140)
                                                                                 ------------      ------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                                                  $  3,819,147      $    810,563
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

                                  SECURAC CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)
                         (Expressed in Canadian Dollars)


                                                             For the                            For the
                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                      September 30,
                                                 ------------------------------      ------------------------------
                                                     2005              2004              2005              2004
                                                 ------------      ------------      ------------      ------------
REVENUES
     License fees                                $     61,979      $     22,150      $     76,679      $     29,400
     Professional service and training fees           338,953           105,684           797,657           329,697
                                                 ------------      ------------      ------------      ------------
        Total Revenue                                 400,932           127,834           874,336           359,097
                                                 ------------      ------------      ------------      ------------
OPERATING EXPENSES

     Direct costs of service revenue                  190,178            35,760           544,673           207,713
     General and administration                       462,161           946,222         1,151,042         1,159,798
     Sales, marketing and investor relations          340,175            28,966           958,249           183,670
     Research and development                         134,526           222,634           815,334           504,487
     Stock-based compensation                         753,832              --           4,469,308              --
     Amortization and depreciation                      3,313             8,105             9,939            13,516
                                                 ------------      ------------      ------------      ------------
        Total Operating Expenses                    1,884,185         1,241,687         7,948,545         2,069,184
                                                 ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS                               (1,483,253)       (1,113,853)       (7,074,209)       (1,710,087)
                                                 ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE)

     Interest expense                                 (41,818)           (2,030)          (45,189)           (5,677)
                                                 ------------      ------------      ------------      ------------
        Total Other Income (Expense)                  (41,818)           (2,030)          (45,189)           (5,677)
                                                 ------------      ------------      ------------      ------------
NET LOSS                                         $ (1,525,071)     $ (1,115,883)     $ (7,119,398)     $ (1,715,764)
                                                 ============      ============      ============      ============
BASIC LOSS PER COMMON SHARE                      $      (0.03)     $      (0.03)     $      (0.15)     $      (0.05)
                                                 ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         51,458,802        34,593,380        48,894,237        34,593,380
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

                                  SECURAC CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                         (Expressed in Canadian Dollars)

                                                            For the Nine Months Ended
                                                                   September 30,
                                                           ----------------------------
                                                               2005             2004
                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(7,119,398)     $(1,715,764)
Adjustments to reconcile net loss to net cash
 (used in) operating activities:
     Depreciation and amortization                               9,939           13,516

     Common stock issued for services rendered               1,707,493             --

     Fair value of options and warrants                      2,772,913             --
Changes in operating assets and liabilities:
     Accounts receivable                                      (119,978)         (58,480)
     Advances and other receivables                             42,702          (57,445)
     Prepaid expenses, deposits and other assets               (36,311)          58,774
     Deferred revenue                                          140,794            6,600
     Accounts payable and accrued liabilities                  536,685          514,272
                                                           -----------      -----------
        Net Cash (Used in) Operating Activities             (2,065,161)      (1,238,527)
                                                           -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds to related party receivables                    (163,193)            --

     Purchase of intangibles                                      --           (786,600)
     Purchases of property and equipment                        (4,544)         (31,737)
                                                           -----------      -----------
        Net Cash Used in Investing Activities                 (167,737)        (818,337)
                                                           -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds on notes payable                               1,189,808          100,000
     Payments on capital leases and notes payable             (129,488)         (23,146)
     Proceeds from issuance of common stock                    978,557        2,058,789

     Cash received on subscriptions receivable                  81,797             --
                                                           -----------      -----------
        Net Cash Provided by Financing Activities            2,120,674        2,135,643
                                                           -----------      -----------
EFFECT OF CURRENCY EXCHANGE RATE CHANGES

  ON CASH AND CASH EQUIVALENTS                                   9,728             --
                                                           -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (102,496)          78,779
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               254,860           34,678
                                                           -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   152,364      $   113,457
                                                           ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
        Interest                                           $    35,189      $     5,677
        Income taxes                                       $      --        $      --
NON-CASH FINANCING ACTIVITIES

        Common stock issued for services rendered          $ 1,707,493      $      --
        Common stock issued for retirement of payables     $   145,879      $      --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTE 1 -    BASIS OF FINANCIAL STATEMENT PRESENTATION

            The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -    LOSS PER SHARE

            Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2005 and 2004:

                                                       For the
                                                 Three Months Ended
                                                     September 30,
                                                 2005           2004
                                            --------------  -------------
            Net (loss) available to
             common shareholders            $   (1,525,071) $  (1,115,883)
                                            ==============  =============

            Weighted average shares             51,458,802     34,593,380
                                            ==============  =============

            Basic loss per share (based
             on weighted average shares)    $        (0.03) $       (0.03)
                                            ==============  =============

                                                       For the
                                                   Nine Months Ended
                                                     September 30,
                                                 2005            2004
                                            --------------  -------------
            Net (loss) available to
             common shareholders            $   (7,119,398) $  (1,715,764)
                                            ==============  =============

            Weighted average shares             48,894,237     34,593,380
                                            ==============  =============

            Basic loss per share (based
             on weighted average shares)    $        (0.15) $       (0.05)
                                            ==============  =============

            Weighted average shares issuable upon the exercise of stock options and warrants were not included in the foregoing calculations because they are antidilutive.


NOTE 3 -    GOING CONCERN

            The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $12,412,396 at September 30, 2005, a working capital deficit of approximately $2,010,000, and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to raise additional equity capital and increase revenues and reduce costs to sustain operations.

NOTE 4 -    MATERIAL EVENTS

            During the nine months ended September 30, 2005, the Company granted options to various employees for services rendered. Pursuant to these option grants, the Company recorded additional compensation expense totaling $2,772,913 included in stock based compensation expense.

            During the three months ended September 30, 2005, the Company issued a total of 10,000 shares of common stock in exercise of employee stock options for total cash proceeds of $6,020, and issued a total of 1,178,066 shares of common stock for services rendered valued at $744,511. The $744,511 is included in stock based compensation expense in the accompanying consolidated statements of operations.

            On September 30, 2005, the Company entered into a series of definitive agreements with two affiliated funds, under which the funds provided the Company a total of US $300,000 in principal amount of short-term convertible debt. The funds agreed to provide the Company with an additional US $200,000 principal amount of such debt once the Company files a resale registration statement with the Securities and Exchange Commission. Pursuant to this transaction, the Company recorded loan fees of US $47,075 (CDN $55,151) which costs will be amortized over the life of the convertible debt. The debentures bear interest at 10% per annum, are subject to a 25% redemption premium, and are convertible for up to five years. The conversion price of the debentures is the lower of $0.55 per share or the lowest closing bid price of the Company's common stock during the fifteen trading days prior to the filing of the registration statement. The Company placed a total of 909,090 shares of its outstanding common stock in escrow with a third party pending conversion of the debentures. If the debentures are repaid prior to conversion, these shares of common stock will be returned to the Company for cancellation.

            Also as part of the above transaction, the Company granted the funds a warrant to purchase 181,819 shares of common stock at an exercise price of $0.55 per share for a period of five years. Total expense related to the grant of the warrants was $103,998, which will be amortized over the expected life of the loan.

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

Overview

We provide enterprise governance, risk and compliance (GRC) software and services. Our GRC software solution, Acertus(TM), enables organizations to identify, measure and manage their information and physical risks and to assess their compliance with expanding regulatory requirements and evolving "best practices" standards.

The first commercial-ready version of our Acertus(TM) software was released in July 2004. Prior to that point, we had invested in software development and our revenue was substantially attributable to risk management consulting services. Following market introduction of the initial Acertus software application, we implemented our North American commercialization strategy. This involved three key initiatives including, (a) a corporate reorganization and reverse merger transaction, (b) investment in marketing and pre-sales activities, and (c) continued investment in ongoing development and support of our software. In January 2005, we also acquired the core Acertus(TM) Governance technology through the acquisition of Risk Governance, Inc., the licensee of that technology, in a share exchange. In 2005 we continued to enhance our software and invest in sales and marketing. In July 2005 we introduced new versions of our Acertus software applications. Accordingly, our financial performance in 2004 and continuing through 2005 reflects the investment and associated costs involved with transitioning our company from a services and development organization to a sales and marketing entity. While we believe our strategy has positioned us to compete favorably in the North American market, it has resulted and continues to result in significant expenditures, including large non-cash charges, which have contributed to increasing losses and shortages in working capital. Our ability to achieve profitability will depend, to a large extent, on our ability to leverage our investments to date to maximize our revenue through customer software licenses.

Reverse Takeover of Applewood's Restaurants, Inc.

On October 19, 2004, Applewood's Restaruants, Inc., the former name of our company, consummated a share exchange with the shareholders of Securac, Inc., an Alberta company. Pursuant to the share exchange, Applewood's Restrauants, Inc. issued a total of 37,246,289 shares of common stock to the owners of Securac Inc. and assumed warrants whcih now entitle the holders to purchase an aggregate of 2,970,000 shares of our common stock at any time until July 16, 2006 at an exercise price of US$0.75 per share. As a result of the transaction, Securac Inc. became a wholly-owned subsidiary of our company, Securac, Inc. shareholders became the owners of more than 90% of our outstanding common stock, the management of Securac Inc. became the management of our company. and our company was transformed from a shell company into a company with an operating business. Accordingly, the transaction has been accounted for as a reverse takeover of our company by Securac Inc., the deemed acquirer for accounting purposes, and the historical financial statements of Securac, Inc. have been deemed the historical financial statements of our company. In connection with and as a condition to the share exchange, we completed a one-for-fifteen reverse split of our outstanding shares of common stock effective October 21, 2004.

RGI Acquisition

On January 6, 2005, we acquired all of the outstanding stock of Risk Governance, Inc., a private Delaware corporation ("RGI"), in exchange for stock of our company valued at $1,147,722 for purposes of the transaction. The transaction was effected pursuant to a share purchase agreement entered into on the same date by our company with the shareholders of RGI. Pricing of the transaction was fixed in connection with a letter of intent previously entered into between our company and RGI. As a result of the acquisition, RGI is now a wholly-owned subsidiary of our company. The principal asset of RGI is a license to certain corporate governance software technology owned and developed by Risk Governance Ltd., a United Kingdom company under common ownership with RGI prior to the acquisition. The license gives RGI the right to commercialize applications of the software technology on an exclusive basis in North America in exchange for royalty payments to the licensor.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis or Plan of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, with the exception of fiscal 2003. These Consolidated Financial Statements were prepared in accordance with Canadian generally accepted accounting principles, which principles also conform in all material respects with the accounting principles of the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts

We evaluate the collectability of our trade receivables using a combination of factors. When we become aware of a specific customer's inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration in the customer's financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Incentive Compensation

Annual incentive bonuses are a significant part of Securac's compensation philosophy. These cash and stock option bonuses are generally tied to achieving certain firm-wide financial metrics and department level objectives. We generally accrue estimated annual cash bonus costs evenly over the fiscal year, with certain quarterly adjustments related to terminations and hiring and changes in expected financial or operational results. Incentive bonuses related to any fiscal year are generally paid on March 31 following the fiscal year end. We currently apply the intrinsic-value-based method of accounting for employee stock-based compensation prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" (APB 25") and related interpretations. Under this method we recognize compensation expense only if awards are granted with an exercise price that is not fixed or below the fair value of our ordinary shares on the date of grant. Statement of Financial Accounting Standards ("SFAS") No 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. As previously mentioned, the Company presently accounts for any stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25. However, the provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, any share-based employee compensation after December 15, 2005 will be recognized in the financial statements.

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

Results of Operations

The following table sets forth our statements of operations data for the periods indicated. Historical financials are stated in Canadian dollars, as unaudited:

                                                        Unaudited
                                                          For the
                                                    Three Months Ended
                                                        September 30,
                                                                   Securac Inc.
                                                    2005              2004
Statement of Operations Data:                   ------------      ------------

Revenue .....................................   $    400,932      $    127,834
Cost of sales ...............................        190,178            35,760
                                                ------------      ------------
Gross profit ................................        210,754            92,074
Operating expenses
      General and administration ............        462,161           946,222
      Sales, marketing and investor relations        340,175            28,966
      Research and development ..............        134,526           222,634
      Stock based compensation ..............        753,832              --
      Amortization and depreciation .........          3,313             8,105
                                                ------------      ------------
Loss from operations ........................     (1,483,253)       (1,113,853)
Other income (expense) ......................        (41,818)           (2,030)
Net loss ....................................     (1,525,071)       (1,115,883)
Net loss per share:
      Total shares outstanding ..............     51,458,802        34,593,380
      Net loss per share ....................   $      (0.03)     $      (0.03)

Comparison of Quarters ended September 30, 2005 and 2004

General Overview

With our corporate reorganization and reverse merger transaction completed in fiscal 2004, during the third quarter of 2005 we continued to focus investment in marketing and sales activities and continued investment in ongoing development and support of our software. While these initiatives resulted in a loss of $1,525,071 in the third quarter of 2005, a portion of the corresponding revenue is reflected in the increased top line performance in this quarter and is expected to further increase in the fourth quarter of fiscal 2005, resulting in anticipated improved revenue performance by year end.

Our strategy resulted in a series of stock based transactions having a materially unfavourable impact on our operating expenses. Stock based compensation totaling $753,832 has been presented as an individual line item due to its unusual nature. The foregoing transactions resulted in an unusually high net loss for the third quarter of 2005.

Revenue

Third quarter revenue of $400,932 increased by $273,098, or 213%, compared with $127,834 in the comparable period in 2004. The increase is due primarily to growth in professional services to new and existing customers, and the signoff of a large licensing deal with a large customer. Revenue from our business consists of annual subscription based License Fees to our risk management, governance and compliance software products. Our licensing revenue is augmented with related revenue in annual maintenance, installation, training and professional services. Revenue in the first nine months of 2005 increased to $874,336 from $359,097 in the comparable period in 2004 due to more than doubling licensing revenue and increasing our professional services practice.

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

For the third quarter of 2005 compared to 2004, License Fee revenue increased from $22,150 to $61,979 representing the sale of an application service provider
(ASP) license to a large customer. The total value of the contract was $258,226 of which $51,645 was a one-time sign up fee, and a $159,024 ASP License is recorded under Deferred revenue and will be recognized into revenue monthly over the three-year term of the License. The remaining $47,557 consists of installation and training fees that were completed within the third quarter.

Annual Maintenance - We anticipate that our customers will pay a separate Annual Maintenance Fee based on our cost to provide knowledge database updates, version point updates, enhancements, access to the user community and Tier 1-2 telephone support. We plan to bill and collect these fees upon receipt of the order form and record the entire amount of the Annual Maintenance Fee in deferred revenue. As we deliver to the client our Annual Maintenance throughout the term of the subscription, we recognize the associated revenue on a straight-line basis. In the third quarter of 2004 and 2005, no Annual Maintenance Fees were invoiced or collected based on the ASP nature of the licensing. Though we anticipate recognizing Annual Maintenance fees later in 2005, we have historically not recognized Annual Maintenance fees.

Installation and Training Fees - Installation and training fees are revenues related to services in connection with software installations. Installation and Training Fees are recorded as earned, generally on a time and materials basis. The timing of the recording of Installation Fees is governed by the terms of the implementation contracts and other factors that can cause significant variations from year to year. Installation and training amounted to $47,557 in the third quarter and nine months ended of 2005 compared to nil in 2004 as it was associated with our ASP license contract. This amount is included in our aggregate Professional Services and Training Fees revenue that is set out in our income statement.

Professional Services - Professional Services revenue is derived from clients who require risk management assessments, compliance assessments, and assistance in integrating a risk management and governance framework into their organizations. These fees are recorded as earned, generally on a time and materials basis. The timing of the recording of installation fees is governed by the terms of the professional services contracts and other factors that can cause significant variations from year to year. Professional Services revenues increased to $291,396 in the third quarter of 2005 through additional contracts with new clients and an extension of a contract with a major client compared to $105,684 in the same period ended in 2004. Professional services revenue increased 142% in the first nine months of 2005 as a result of increased physical risk assessment engagements, and increasing our scope of work with a major client.

Cost of Sales

Cost of sales increased from $35,760 in the third quarter of 2004 to $190,178 in 2005 representing the direct labour cost to Securac in carrying out its professional services activities. Even with this 431% increase, our increased sales activity caused our gross margin to be increased by 129% to $210,754 compared to $92,074 in the third quarter of last year, representing increased margin on our incremental professional services revenue. In the first nine months of 2005, cost of sales increased to $544,673 compared to $207,713 as a result of increased direct labour required to carry out the engagements.

Expenses

General and Administrative - General and Administrative expenses ("G&A") consist of management and administrative salaries and benefits, insurance, software and data costs, computer leasing, rent, legal and related expenses required to support our R&D, sales, and marketing initiatives. G&A decreased to $462,161 in the third quarter of 2005 from $946,222 in the same period in 2004 due to a one time charge in the same quarter last year of $573,328 from the loss of the sale of a subsidiary. G&A for the first nine months of 2005 decreased to $1,151,042 from $1,159,798 due to the one time charge in the third quarter of last year explained above.

Sales, Marketing, and Investor Relations - These expenses increased to $340,175 in the third quarter of 2005 from $28,966 in the same period in 2004. This increase represents the travel, meals, and legal expenditures related to our private placement equity financing and our increased sales and marketing activities as we expanded into the United States. As the first nine months of 2005 involved significantly more sales and marketing activities, these expenses increased from $183,670 in 2004 to $958,249 in 2005.

Research and Development - Research and Development expenses ("R&D") are expensed as incurred unless such costs meet the criteria necessary for deferral and amortization. To qualify for deferral, the costs must relate to a technically feasible, identifiable product that we intend to produce and market, there must be a clearly defined market for the product and we must have the resources, or access to the resources, necessary to complete the development. We have not deferred any development costs to date. Since March, 2004, substantially all of our R&D activities have been conducted through Securac Technologies Inc., a privately-owned company that is owned and controlled by Messrs. Terry Allen, Paul Hookham and Bryce Mitchell, and is considered a Canadian Controlled Private Corporation ("CCPC") for Canadian tax purposes. While we are committed to pay for certain of the R&D activities incurred by the CCPC, the costs are significantly less than if the R&D activities were incurred directly within the Company, due to the qualification of a CCPC for investment tax credits and research grants that would not otherwise be available to a U.S. publicly traded entity. All intellectual property developed by the CCPC is owned by the CCPC and licensed to us on an exclusive basis for commercialization in North America. The right to commercialize outside of North America is retained by the CCPC.

R&D expenses decreased in the third quarter of 2005 to $134,526 from $222,634 in the same period in 2004 as the headcount decreased as a result of completing a major integration with a channel partner software platform and an upgrade initiative. However, in the nine months ended September 30, 2005 accumulated R&D increased to $815,334 from $504,487 in 2004 representing the increased activities in the first six months of this fiscal year. We focus our research and development efforts on improving and enhancing its existing solution offerings as well as developing new solutions. The research and development organization's responsibilities include product management, product development, and software maintenance and solution release management.

Stock Based Compensation - Since Securac did not have a stock based compensation plan in the third quarter of 2004, no expenditures were incurred. On August 3, 2004, we issued 954,216 shares to an employee in connection with his severance. These shares were deemed to be issued at their fair market value of US$0.58 per common share, which was based on the sale of similar sized blocks of shares to arm's length parties during the same time period. The resultant compensation in the amount of $553,445 has been charged to Stock Based Compensation with a corresponding credit to share capital. An additional issuance of 500,000 shares to two former affiliates of Securac Corp. (pre-RTO) was recorded as a condition of closing the reverse merger transaction resulting in a charge of $314,525. The remaining balance in the Stock Based Compensation account consists of private placement finder's fees, options and warrants valued using the Black-Scholes option pricing model for a total of $265,717. In the third quarter of 2005, we incurred a non-cash charge of $753,832 in connection with finder's fees, settlement of debts owing, provision of marketing services, and other business planning services. Accumulated Stock Based Compensation for the nine months ended 2005 was $4,469,308 compared to nil last year.

Amortization and Depreciation - This consists of the depreciation of computer equipment and capital assets. In the third quarter of 2005 we recorded $3,313 compared to $8,105 in the same period last year. In the first nine months of 2005 these expenses were $9,939 compared to $13,516 in the same period last year as the declining balance formula begins to take effect.

Foreign Currency

We realize a significant portion of our revenue in U.S. dollars. At present, there is no policy in place to manage foreign currency risk.

Liquidity and Capital Resources

The following table shows our summarized balance sheet data represented by items in our consolidated balance sheet as of September 30, 2005:

                                                        As at
Balance Sheet Data:                                 September 30,
                                                        2005
                                                    -----------
       Cash and cash equivalents                    $   152,364
       Accounts receivable                              451,984
       Prepaids                                         183,252
       Property and equipment                            45,702
       Goodwill                                       2,985,845
       Total assets                                   3,819,147
       Total liabilities                              2,802,624
       Total shareholders equity (deficiency)         1,016,523

As of September 30, 2005, we had a working capital deficit of $2,010,445 and an accumulated deficit of $12,412,396. We have incurred operating losses since inception. Our activities have been funded principally through equity and debt financings.

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

Principal Financial Commitments

As of September 30, 2005, our principal financial commitments consisted of trade payables, obligations under capital leases, contracts for office facilities, and notes payable to unrelated parties consisting of (a) $70,333 owing to the vendors of Brycol Consulting Ltd. that is non-interest bearing, unsecured and payable in equal monthly instalments commencing April 1, 2005; (b) $243,460 owing to Generation Capital Associates at a term interest rate of 18% payable on demand as of May 31, 2005, that is jointly and severally secured with personal guarantees of three directors; (c) $30,000 owing to a former employee at an annual interest rate of 12% to be repaid with principal and interest on October 31, 2005; and (d) CDN$60,000 owing to an individual, that is due and payable on or before July 31, 2005 together with CDN$10,000 interest that has been subsequently deferred with the consent of the holder until we receive sufficient financing to repay the principal and interest.

On September 30, 2005, we entered into a series of definitive agreements with two affiliated funds, Dutchess Private Equities Fund, L.P. and Dutchess Private Equities Fund II, L.P., under which the funds provided us with US $300,000 in principal amount of short-term convertible debt and agreed to provide us with an additional US$200,000 principal amount of such debt and established what is commonly referred to as an equity line of credit in our favor for a maximum amount of US $10 million.The terms of these transactions are summarized in our Report on 8-K filed on October 6, 2005 which is publicly available through the SEC's Website located at http://www.sec.gov.

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

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      (a)   None.

Item 6.  Exhibits

Exhibit No.    Description

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


                                       Securac Corp.
                                       (Registrant)

                                  By:  /s/ Paul James Hookham
                                       -------------------------------
                                       Paul James Hookham
                                       Chief Financial Officer
                                       Treasurer and Secretary


Dated:   November 21, 2005