Form 10KSB
period 2005-12-31
Securac Corp
filed 2006-05-19
CIK 775926

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-KSB

(Mark One)

|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 2005
       - OR -
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period____________to___________________.


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



Indicate  by check  mark  whether  the  registrant  is a shell
company (as defined in Rule 12b-2 of the Exchange Act).           Yes |_| No |X|



The  registrant's  revenue  for  the  year  ended  December  31,  2005  was  CDN
$1,365,844.

The aggregate market value of the common equity held by non-affiliates of the registrant as of May 12, 2006 was approximately $6 million.

 As of May 12, 2006, 52,565,565 shares of Common Stock, $.01 par value, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

-----------------------------------------------------------  -------------------
Transitional Small Business Disclosure Format:               Yes |_| No  |X|
-----------------------------------------------------------  -------------------


================================================================================

                                INTRODUCTORY NOTE

Certain statements in this Report on Form 10-KSB (the "Report") under the caption "Management's Discussion and Analysis or Plan of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of our company to raise capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors, which are more fully set forth in
Item 1. Description of Business - Factors That May Affect the Future Growth of our Business, include dependence on additional capital for future growth; undetected errors or delays in new products and product enhancements; inability to protect intellectual property rights; the encryption technology relied on may be breached or compromised; the inability to overcome lack of market acceptance and long sales lead times; the failure to develop new relationships and enhance existing relationships; the loss of services of members of management and quality of management; inability to develop new products and services; loss of the rights to the core software technology; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and other factors. When used in the Report, statements that are not statements of historical facts may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The initial application of our Acertus(TM) software first became available for commercialization in mid-2004. Prior to that time, substantially all of our revenue was attributable to GRC-related consulting services. Our customers include, among others, Research in Motion, Coca-Cola HBC, Teekay Shipping Corporation, PepsiCo, DeBeers Canada Inc., Cisco Systems, BMO Financial, the Ontario Ministry of Transportation, and the Canada Border Service Agency.

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

We license substantially all of the technology comprising our Acertus(TM) software pursuant to two principal license agreements with licensor companies owned indirectly and controlled by Messrs. Terry Allen, Paul Hookham and Bryce Mitchell, executive officers and directors of our company. We do not conduct our own research and development activities, and rely substantially on the efforts of those companies for continued research and development, which we fund on a time and materials basis pursuant to the agreements. See "Item 1. Description of Business - Intellectual Property and Licenses" for a more detailed description of the terms of these arrangements.

Our headquarters are located at 2500, 520 - 5th Avenue S.W., Calgary, Alberta T2P 3R7 and our telephone number is 403-225-0403. Our wholly-owned subsidiary, Securac Inc., maintains a website located at www.securac.net. The information contained on the website is expressly not incorporated in this report.

CORPORATE HISTORY

We are a Nevada corporation, organized in June 1985. For less than one year in the mid 1980s we owned and operated a restaurant business. Thereafter, we were dormant with no operating business, until we engaged in the RTO with Securac Inc., an Alberta corporation organized in March 2002. Prior to the RTO, the name of our company was Applewood's Restaurant's Inc. In connection with the RTO, Securac Inc. became a wholly-owned subsidiary of our company, shareholders of Securac Inc. acquired control of our company, the business and management of Securac Inc. became the business and management of our company, we changed the name of our company to Securac Corp. and we effected a 1:15 reverse split of our common stock. See "Item 6. Management's Discussion and Analysis or Plan of Operations- Reverse Takeover of Applewood's Restaurant's Inc." for a description of the RTO.

In August 2004, we acquired 100% of the assets of Telecom-securitymanagement.com Ltd. o/a Hoffman and Company ("Hoffman"). This acquisition provided us with the opportunity to leverage Hoffman's existing client base and traction in eastern Canada which increased our presence in this market (see Note 12 - "Business Acquisitions" in the 2005 Audited Financial Statements). In January 2005, we acquired all of the outstanding stock of Risk Governance, Inc., a Delaware company that licenses software technology we use in Acertus Governance, in a share exchange transaction, and a company owned and controlled by members of our management and board of directors acquired the licensor of such technology. See "Item 12. Certain Relationships and Related Transactions - RGI Acquisition".

OUR INDUSTRY

Risk is inherent in all organizations. Organizations participating in today's environment are exposed to an ever-increasing amount and variety of risks. Types of risk include:

         o       Strategic                o       Information Technology
         o       Political                o       Transaction
         o       Cultural                 o       Regulatory and Compliance
         o       Economic                 o       Information
         o       Environmental            o       Privacy
         o       Operational              o       Physical Security
         o       Project                  o       Investment
         o       Financial                o       Credit
         o       Currency                 o       Market
         o       Product                  o       Reputation



Our business is focused on risk management and, more particularly, enterprise risk management. Enterprise risk management is generally defined as a process implemented by and throughout an organization designed to (i) identify potential events that may affect the organization, its operation and assets, (ii) manage risks to be within levels deemed acceptable, and (iii) help assure that the organization's objectives are achieved.

We believe that governance, risk assessment and compliance comprise the core elements of an effective enterprise risk management program. As such, we use the terms "GRC management" and "enterprise risk management" interchangeably in this Annual Reports. Organizations use governance to set strategies and objectives, the tone of the organization, policies, risk appetites and accountability. Governance assists organizations in monitoring performance. Risk assessment is used to identify and assess the risks that may affect an organization's ability to achieve its objectives and determine risk response strategies and control activities. Compliance completes the process by helping to ensure that organizations operate in accordance with their own objectives, internal policies and guidelines, as well as applicable laws and regulations.

The goals of establishing a GRC management program include:

      o     improving confidence in operational and financial integrity;

      o     maintaining   accurate   and  timely   information   that   enhances
            visibility, measurement, management and sharing of risk;

      o accurately measuring risk through a consistent and systematic approach, as opposed to disparate views that are reactively managed;

      o measuring risks not only at the system or project level, gives visibility from the business-process and business-unit level, as well as from the organization wide view of risk management;

      o providing consistency in terminology, measurement, compliance and risk tolerance; and

      o quantifying and justifying risk decisions to support accurate response and decision making.

GRC   management   programs  and   practices   vary  widely   within  and  among
organizations. While standards are evolving, the United States Sentencing Commission and the Office of Inspector General have established a 7-step guideline for organizations seeking to implement an effective GRC management program:

      o     Define and document policies, procedures and controls.

      o Demonstrate a commitment from the top of the organization including high-level oversight of compliance programs.

      o     Use due care in delegating authority throughout the organization.

      o     Effectively   communicate   and  prioritize   compliance   policies,
            procedures and controls.

      o     Audit,   monitor   and  report   ongoing   efforts   including   the
            establishment of a whistleblower system.

      o     Uniform enforcement and remediation.

      o     Ongoing process improvement to prevent further/future offenses.

Current Approach to Risk Management

Elements of risk management have long been practiced by organizations. Identifying and prioritizing risks, either in anticipation of future events or in hindsight following negative events, has long been a standard management activity. Treating risks by transfer, through insurance or other financial products, has become common practice, as has been contingency planning and crisis management.

Historically and continuing through today, organizations have generally attempted to address and manage the wide-ranging risks in an individual and isolated manner. Organizations typically rely on internal personnel within various departments in combination with outside consultants to support their risk management activities. To a large extent, these activities have been supported by manual processes. Organizations that have developed their internal technology enough to use automated processes are still limited to specific applications in which risks are often not efficiently integrated with one another. While management of certain types of risk, such as credit or currency risk, involve established disciplines, management of most other risks, which are broadly categorized as operational risks, do not involve clear guidelines. As a result, risk management activities vary widely in scope, degree and methodology among and within an organization's departments

OUR STRATEGY

Our objective is to become the leading GRC software solution provider in North America. Set forth below are key elements of our strategy.

Leverage Strategic Relationships

We have established and expect to continue to establish alliances with leading companies to drive sales growth through reseller arrangements and joint projects. These consist of independent software vendors, system integrators, audit firms and specialized consulting firms with expertise in a variety of aspects of GRC management. Together with our channel partners, who include SAP, Deloitte & Touche, IBM, Grant Thornton and Compuware, we are able to provide end-to-end solutions and services to our customers.

Introduce New Application Specific Modules and Enhance Software Functionality

Our Acertus software includes special knowledge databases and questions sets, or application-specific GRC modules, which are tailored to the needs of specific applications. For example, we currently have modules available for the following applications: physical security, information security, ISO 17799 and BS7799, Basel II Accord, Information Technology, Education, and Occupational Health & Safety. We are developing a module designed specifically for compliance with the Sarbanes-Oxley Act of 2002 and related rules. In the future we intend to develop additional modules for other relevant sectors and to otherwise continually improve and enhance the functionality of our software to meet the needs of our customers.

Increase Our Sales Force

As part of our ongoing sales strategy, we have entered into reseller and referral agreements with various partners in specific areas that are focused on SOX and BS7799 (ISO27001), among others. We plan to continue to increase the size of our direct sales force in strategic areas in the United States and Canada. We anticipate supporting the continued growth and productivity of our sales force by implementing new hire screening and evaluation processes, as well as with our in-house established professional sales process and externally delivered professional sales training. Our ability to grow our direct sales force, in particular, will depend on the availability of sufficient financing.

Focus on Acertus(TM) Implementation Plan

Our implementation plan is designed to facilitate rapid and complete adoption of our Acertus(TM) software by our customers. The implementation process includes a detailed clarification and planning session which involves the customer in identifying areas of key focus. We have designed this process to maximize the user implementation experience, promote behavioral change at all levels and increase the success of the process. Our implementation plan incorporates proven project management principles including change management, user adoption and adult learning to create self-sufficiency and ensure that customer's investments in our solutions are well managed and achieve their financial and operational objectives.

Pursue Strategic Acquisitions

Our current growth strategy includes the acquisition of smaller companies that specifically aim at deepening our technology and enhance our product offerings, strengthen our geographic reach and broaden our offering in particular industries.

In early 2005, we acquired a company that added a governance capability to our product line. Organizations benefit from the governance capability by being able to make better business decisions, to allocate capital more intelligently, reduce insurance costs and evaluate merger and acquisition opportunities. A previous acquisition in mid-2004 added to our product offering and further grew our technology base by providing end-to-end consulting services around the deployment of Acertus(TM) software in specific vertical markets such as schools, government infrastructure, manufacturing, financial institutions and energy sector. These acquisitions added to our product and service offering and further grew our technology base.

PRODUCTS AND SERVICES

Our Acertus(TM)  software  solution is comprised of two principal  applications:
Acertus(TM) Governance and Acertus(TM) Risk Assessment and Compliance. Our solution is an analytic decision support tool that assists organizations in implementing a comprehensive GRC management solution.

ACERTUS(TM) TECHNOLOGY

Our Acertus(TM) software incorporates a number of technologies including:

      o     specialized risk analysis algorithms;

      o comprehensive knowledge databases and predefined risk analysis templates;

      o     proven risk assessment methodology and sophisticated  analytics,  as
            opposed  to   disassociated   spreadsheets,   word   processing  and
            paper-based processes that conform to multiple methodologies;

      o examination of internal and external knowledge bases in order to produce the information needed by executives to properly govern and protect their organization's assets

      o reporting capabilities that assist organization in assessing their current risk posture;

      o a powerful survey engine to show areas of vulnerability and compliance;

      o     Asset  Annual  Loss  Expectancy,   containing   detailed   empirical
            information and the associated cost/benefit of potential safeguards and controls.

ACERTUS(TM) GOVERNANCE

Acertus(TM) Governance assists organizations in setting strategic risk targets, action plans and accountability to various regulatory and industry frameworks. Organizations implementing Acertus(TM) Governance are given an overall view of the organization's strategic risks. This visualization is achieved through a graphical dashboard-like interface showing the complete risk portfolio at a glance, and allowing de-centralized risk assessment and accountability throughout the organization. Potential threats can be subjectively measured and action plans can be created and tracked to address each threat. The application includes comprehensive reporting of risks, action plans, audit trails, control registers and trend reports, among others. It provides visual alerts and emails to promote early warning of non-compliance and deteriorating risks.

Accountability for each risk, control and action plan can be assigned and readily viewed. Information is presented graphically in a spider diagram with drill-down capabilities, enabling users to conveniently access detailed information about risks and the controls that are being used to manage them. For example, each leg of a spider diagram represents a domain and contains all information regarding risks, action plans, audit trails, control registers and trend reports, among others. By clicking a specific leg, the diagram expands to display the areas that are in relation to the parent but with more detailed information. Users can continue to drill-down until they have reached the beginning of one particular risk path. The source would be the department or individual responsible for that area/risk and any action/mitigation plans or controls that are in place.

Users can select modules for their particular needs. For example, this may include Basel II and ISO 17799. The application then becomes parameter-driven by keeping the user within the constraints of the selected module but still allows for customization without sacrificing data integration integrity.


ACERTUS(TM) RISK ASSESSMENT AND COMPLIANCE

Acertus(TM) Risk Assessment and Compliance is designed to provide a complete and comprehensive view of all risks as they pertain to the objectives and assets of an organization. It helps users assess the threats and vulnerabilities of an organization's assets, by guiding users through a seven-stage data entry process. Throughout the process, users are prompted to assign levels of importance and monetary value to each asset. A detailed report is then produced. The report is itemized based on an asset's level of importance, function and monetary value. The report lists all assets, complete with all potential risks and the quantified monetary impact a specific risk could have on a specific asset.

Risk Assessment and Compliance also permits users to enter data regarding controls that have been adopted to protect against asset threats and to ensure compliance with regulations, internal policies and guidelines. The software includes an email survey feature which allows users to send standard or customized surveys to predefined participants to monitor level of compliance with controls.

Acertus(TM) Risk Assessment and Compliance includes special knowledge databases and questions sets, or application-specific GRC modules, which are tailored to the needs of specific GRC applications. The following application-specific GRC modules are currently available:

      o Physical Security - automates risk analysis for physical security reviews, audits and vulnerability assessments of facilities and personnel. It is ideally suited for enterprises with multiple facilities, buildings or campuses. Security threats addressed include crimes against property or people (CAP), equipment or systems failure, terrorism, natural disasters, fire and bomb threats.

      o Information Security, ISO 17799 and BS7799 - automates risk analysis for security reviews, audits and vulnerability assessments of information technology systems and applications. If an information security management system (ISMS) is in place, it assesses how effective it is. If an ISMS is not in place, it assists in the setting up of controls surrounding an ISMS. Security threats include unauthorized access, malicious code, hardware and software failures, misuse of data, as well as fire and other threats to data facilities.

      o Information Technology - automates risk analysis for the assessment and gap analysis associated with information assets including hardware and the environment that they reside in.

      o COBiT - automates the assessment of controls to be evaluated using COBiT (Control Objectives for Information and related Technology) mapped questionnaires and other assessment specific elements, through a direct mapping to the COBiT framework. Survey results are reported using a COBiT compliance 1 to 5 scale indicating compliance GAP information.

      o Basel II Accord - automates risk analysis, assessment, gap analysis and management requirements associated with internal and external regulatory requirements for Basel II Accord compliance by banking and other financial institutions.

      o Education - automates risk analysis, assessment, gap analysis and management requirements associated with internal and external regulatory requirements based on the Safe Schools Best Practices and other regulations and legislation put in place by the state/jurisdiction in which the institution resides, as well as, federal regulations.

      o Occupational Health and Safety (OH&S) - automates risk analysis, gap analysis, audits and reporting associated with regulatory and corporate requirements for health and safety. Areas of focus include management leadership and organizational commitment; hazard identification, control and assessment; qualification, orientation and training; emergency response; inspections, internal audits, accident and incident investigation; and program administration.

      o Sarbanes-Oxley Act of 2002 (SOX) - automates assessment of controls and management of the audit process and capture of evidentiary documentation as required by Sections 302, 404 and 906a of SOX. It provides a framework for organizations in managing and measuring their corporate performance to governance, risk assessments, and compliance risks around SOX in both a qualitative and quantitative manner. As well, it supports the development and implementation of new or improved ICS systems and reporting as part of the ongoing SOX process. The framework utilizes "best of Sector" assessment methodologies such as ISO17799, BS7799 or COBiT for the information requirements of 404a, or Basel II for financials, as well as SOX specific content pre-populated in the powerful Acertus(TM) knowledge bases and analytic engine.

We intend to release from time to time additional application-specific GRC modules for Acertus Risk Assessment and Compliance. Other modules we may consider introducing include Health Insurance Portability and Accountability (HIPAA), various Privacy Acts, Patient Safety, Customs Trade-Partnership Against Terrorism (CT-PAT) and Airport Security.

PRODUCT ENHANCEMENTS

We continuously seek to improve the performance and enhance the functionality of our software. Accordingly, from time to time we anticipate releasing new product versions. Acertus(TM) Risk Assessment and Compliance 2005-A and Acertus(TM) Governance 2005-A, which were released in Summer 2005, included the following enhancements:

      o  multi-lingual capability;

      o  improved audit trail implementation;

      o  updating the graphical user interface;

      o updating the offline workshop tool and improving the ability to import information from or export results into XML files; and

      o complete integration between Acertus(TM) Governance and Acertus(TM) Risk Assessment and Compliance.

With the latest versions of Acertus(TM) recently released, we are currently researching further future enhancements. This research involves gathering feedback from our clients, sales team and development team, as well as continuous monitoring of the market place to identify emerging trends.

PROFESSIONAL SERVICES

We offer a full range of implementation, training and consulting services to our customers and systems integrators.

IMPLEMENTATION SERVICES

Our implementation services include the installation of our software either remotely from our support center or onsite by one of our installation consultants. We offer implementation services on a time-and-materials basis.

TRAINING SERVICES

We offer customers and systems integrators a full range of training and education services for our software, including classroom, onsite, shadowing and web-based training.

 CONSULTING SERVICES

We offer a variety of consulting services to organizations in order to help them use our software more efficiently and effectively. For example, some of the consulting services we offer are in the area of compliance and audit assessments such as Basel II, BS7799 and ISO 17799 assessments. We also provide risk assessments in the areas of physical risk, business continuity planning, performance measurement and information security auditing. Additionally, we offer numerous other IT professional services options such as quality assurance and quality control, project management, business analysis and software development.

MAINTENANCE AND TECHNICAL SUPPORT

We offer maintenance and technical support on a centralized basis from our headquarters in Calgary, Alberta. Our Customer Maintenance and Technical Support include the following:

ONGOING SUPPORT SERVICES

Our ongoing Support Services ensures that our services are available and optimally configured for our customers. Through continuous remote monitoring we can analyze system and user behavior when appropriate and intervene to make adjustments to prevent anticipated problems from occurring. This ensures all essential services are available to our customers when they need them. We currently offer full maintenance and support to all customers. With our Support Services program, customers have both telephone and online access to our support center. Through this direct contact, customers can gain access to technical support as well as software updates and maintenance.

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

CUSTOMERS

We have established a number of customer relationships with companies who are leaders in their respective fields as a means to build brand awareness and continued success. These organizations include:


   o        Coca-Cola HBC                                o        TUV Canada Inc.
   o        Teekay Shipping Corporation                  o        Humber College
   o        PepsiCo                                      o        Lea Consulting Ltd.
   o        Barrie City Police                           o        MCubed Inc.
   o        Canada Border Services Agency                o        Mercer Human Resource Consulting
   o        Celero Solutions                             o        Noranda
   o        CIBC (Canadian Imperial Bank of Commerce)    o        Ontario Ministry of Transportation
   o        Cisco Systems, Inc.                          o        Public Works & Gov't Services Canada
   o        City of Edmonton                             o        Research in Motion
   o        Deloitte & Touche LLP                        o        SNC LAVALIN Profac
   o        Diamond Schmitt Architects Incorporated      o        Toronto Catholic School Board
   o        Government of Saskatchewan                   o        WestJet Airlines Ltd.
   o        Newfoundland Hydro                           o        York Regional School Board
   o        DeBeers Canada Inc.


The following examples are brief customer illustrations of the different ways our customers have implemented our Acertus(TM) software and services solutions to assist in solving their GRC management needs.

THIRD LARGEST SOFT-DRINKS BOTTLING COMPANY

An organization with bottling plants throughout Europe and serving a population of more than 500 million people, including many in the former Soviet Union, needed to find a solution that would provide them with risk information that was both timely and accurate. One of the challenges faced by this organization was the variety of languages and cultures to consider when implementing a company-wide risk framework and reporting infrastructure. Gathering risk information in a timely manner and in a common format to allow meaningful analysis of the data proved to be a significant challenge to this organization. They determined that they could not rely on the accuracy, timeliness or validity of much of the data by the time it was collated for reports to the headquarters of their major stakeholder.

Our Acertus(TM) Governance gives this organization a single enterprise-wide solution that will be used by over 500 people across their organization, and will drive a common interpretation, understanding and assessment of risks, and provides clear lines of accountability and responsibility for risks, controls and actions. As a live, centralized system, any reporting that is required will encompass the very latest information from the field and allow immediacy of response, corrective action or strategic decisions.

This organization uses our Acertus(TM) Governance, hosted on our servers at our head office, to better manage operational risks in the four key areas of quality, safety, loss prevention and environment.

LARGE PUBLICLY TRADED TECHNOLOGY COMPANY

A large publicly traded technology company, which has world-wide offices and an extensive worldwide distribution network, implemented our Acertus(TM) Risk Assessment and Compliance software to perform a detailed risk assessment on their IT infrastructure. The company is subject to the BS 7799 standard, and required a software that would satisfy the requirements of that standard. The assessment was designed to reveal any threats and/or vulnerabilities that existed in their IT domain. The results of the assessment triggered the initiation or deployment of appropriate controls or safeguards in the organization to mitigate the risk exposure to their IT infrastructure, which formed the backbone of their operations.

LARGE PUBLICLY TRADED SHIPPING COMPANY

As a large publicly traded shipping company, this organization was faced with managing risks, governance and compliance in all areas of its operation. One of its executives were tasked with collating and ensuring that policies and procedures were being followed and that all risks, vulnerabilities and/or non-compliance were identified and managed. The main problem that this executive encountered was that the aggregation and comprehensive view of the situation was very difficult. Each reporting entity within the organization had a unique way of measuring and managing risk, vulnerabilities and/or non-compliance and a consolidated corporate-wide report would be meaningless.

Our Acertus(TM) Governance module enabled the organization to have optimal visibility of the risks to their businesses and provided tangible evidence of their desire to adopt a strong corporate governance standard. This was achieved through a graphical executive "dashboard" showing the complete risk portfolio at a glance, entrenching accountability and intelligent risk-taking throughout the organization.

MARKETING AND SALES

We rely on a combination of our own sales force and channel partner relationships to market and sell our software and services. Our direct sales force presently consists of a team of four account executives and professional services consultants. Our sales team is based out of Calgary, Alberta. Subject to availability of financing, we intend to expand our sales force in North America. Our sales professionals possess comprehensive technology and domain expertise that allow them to educate potential clients on the benefits of our GRC solutions. Our professional services consultants work in tandem with the account executives to provide technical and product expertise in support of the sales process.

Our channel partners include global, national and regional software vendors and suppliers, consisting of independent software vendors (ISVs), system integrators, audit firms and specialized consulting firms with content expertise in physical risk, operational risk, security, safety, compliance and corporate performance and governance. Among our channel partners are SAP, Deloitte & Touche, IBM, Grant Thornton and Compuware. With the completion of the Acertus(TM) certification process, we have received access to the primary customers of SAP NetWeaver(TM) along with the right to use the SAP tagline "Powered by SAP NetWeaver(TM)". Together, with our strategic channel partners, we are able to complement each other and provide the best end-to-end solution and services to our customers.

None of these relationships are exclusive and our channel partners may enter into similar relationships with our competitors. In contrast to our direct sales force, we have little control over the efforts of our channel partners and the resources they allocate to marketing and selling our software and services,

Our marketing initiatives include market research, public relations activities, direct mail and relationship marketing programs, seminars and industry trade shows, as well as cooperative marketing with customers and partners. Our marketing team seeks to build awareness of our GRC solutions by developing product-oriented materials such as brochures, data sheets, white papers, presentations and other marketing tools, which are supplemented by product demonstrations. In addition, our marketing team also generates awareness through print advertising in select trade magazines, seminars and direct customer and partner events.

OUR MARKET

Gartner Inc. evaluated and positioned us in the "Niche" quadrant, in their leading edge research report published October 24, 2005. The comprehensive report entitled, Magic Quadrant for Financial Compliance Process Management Software (FCPM) 2005, assessed vendors on the products they offer for the management and operational support of compliance with corporate governance regulations and standards. Gartner's research report concluded with 18 software vendors being scored for the FCPM Magic Quadrant; with our company making the quadrant along with world class, blue chip solution providers. As Gartner states "FCPM software is often one of the first solutions that organizations look to when automating the compliance process and automates workflow and reporting around internal controls, as well as providing senior management with insight into internal control status and 'corrective actions'."

Gartner research forecasts that global corporate spending on licenses for corporate governance and compliance software will grow annually by an average of 35% until 2008 when they expect it to reach over $9 billion in worldwide sales; with FCPM spending to be $394 million, while CIO magazine and AMR Research forecast that between 2005 and 2009 organizations will spend more than $80 billion on compliance-related issues.

Contributing factors include increased global economic and security concerns, such as the on-going threat of computer viruses, personal data theft, terrorism, political unrest, war, weather disasters and other global risks. The emergence of the Sarbanes-Oxley Act of 2002 (SOX) and other wide-ranging regulations have moved governance, risk and compliance concerns to the forefront for organizations, both in the U.S. and worldwide. This regulatory environment has put organizations under pressure to ensure that the integrity of their business is maintained and risk is appropriately managed at all levels of the organization. Accomplishing this goal requires a comprehensive approach that addresses GRC management and industry standards and best practices. In addition to addressing compliance risks, corporate officers have begun to recognize that a GRC management solution tied to a stricter risk and compliance program can serve as an effective management tool to drive operational performance, improve quality and ultimately increase the value of the enterprise. In many cases, less rigorous risk assessment processes are being displaced by a more quantifiable process whose primary purpose is not only more effective compliance but also the empowerment of management teams to make better decisions on allocating resources and for addressing business risk.

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

Effective implementation of an operational risk management process must encompass all aspects of an organization, requiring an organizational model. Dedicated risk management resources in business units are needed, and they need the support of senior management. Operational risk management is most effectively implemented when key stakeholders work together -- for instance, risk management, internal audit, information technology and business unit management. These are some of the key players in moving risk management from a problem to a process.

COMPETITION


The market for GRC management products and services in general, and GRC management software in particular, is rapidly changing and becoming highly competitive.

We believe that the principal competitive factors in this market include:

      o  product performance and functionality;

      o  ease of implementation and use;

      o  product integration;

      o  platform coverage and scalability;

      o  company reputation;

      o  technical support; and

      o  price.

We believe that we compete favorably with respect to these factors, although, with respect to company reputation, we are young and not well-known. Our competitors include software companies, system integrators, audit firms and consulting firms. We have entered into strategic relationships with some firms who might otherwise compete with us. These relationships do not generally prohibit competitive activities by us or the other parties. Many of our competitors have greater financial, technical, marketing and other resources than we do, as well as greater name recognition and larger installed customer bases. In addition, some of these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with our products. In addition to competition from other software companies, we may face competition from consulting firms of various sizes, including consulting firms with whom we have entered into strategic marketing relationships. Our success will depend on our ability to adapt to these competing forces, to develop or otherwise acquire rights to more advanced products with superior features more rapidly and less expensively than our competitors, and to educate potential customers as to the benefits of using our products rather than developing products of their own or using our competitors' products.

Intellectual Property and Licenses

Our intellectual property rights are important to our business. We rely on a combination of copyrights, trademarks, trade secrets and confidentiality provisions in our agreements to protect our intellectual property and seek to ensure that our licensors do the same. Our technology is not covered by any patents. We require employees and independent contractors to enter into confidentiality agreements and assignments of intellectual property rights upon the commencement of their employment and commercial relationships with us.

We license substantially all of the technology comprising our Acertus(TM) software pursuant to two principal license agreements with licensor companies owned indirectly and controlled by Messrs. Terry Allen, Paul Hookham and Bryce Mitchell, executive officers and directors of our company. We do not conduct our own research and development activities, and rely substantially on the efforts of those companies for continued research and development, which we fund on a time and materials basis pursuant to the agreements.

The agreement governing the Acertus Governance software is dated October 10, 2003 with a United Kingdom company called Risk Governance Limited ("RGL") and the agreement governing Acertus Risk Assessment and Compliance is dated April 1, 2004 with an Alberta company called Securac Technologies, Inc. ("STI"). Under the agreements, we generally have the right to commercially exploit the Acertus Governance in countries that are party to the North American Free Trade Agreement and Acertus Risk Assessment and Compliance software in the United States of America and Canada, in each case in exchange for royalties. The STI license agreement is perpetual, exclusive and irrevocable by the licensor, provided we satisfy our obligations thereunder including the obligation to pay royalties when due. The RGL license covering Acertus(TM) Governance is exclusive provided we satisfy our obligations thereunder including the obligation to pay royalties when due. The RGL license requires no upfront payment, and bases the amount of the royalty on the level of license fees received by our company:

                  License Fees Collected ($US)       Royalty
                  ----------------------------       -------
                  $0-500,000                              0%
                  $500,001-$1,000,000                     5%
                  $1,000,001-$3,000,000                 7.5%
                  $3,000,001-$5,000,000                  10%
                  $5,000,001 or more                     15%

In consideration for the STI license governing Acertus(TM) Risk Assessment and Compliance, we delivered to STI a promissory note in the principal amount of $786,600 (US$600,000) and agreed to pay a maintenance fee of $120,000 per annum and royalties equal to 6% of gross revenues realized by us, provided that no royalty shall be owing for any fiscal quarter unless gross revenue for that quarter exceeds US$300,000. The upfront royalty paid by us was valued at US$600,000. In addition to the $120,000 annual maintenance fee, we also, on a time and materials basis, fund research and development activities of STI on an ongoing basis pursuant to the license agreement.

Under the STI agreement, if our common stock is not listed on either the NASDAQ, AMEX or NYSE stock exchanges as of the third anniversary of the agreement, the exclusivity granted to us shall automatically cease and the rights granted therein shall become non-exclusive throughout North America for the balance of the term of the agreement.

FACTORS THAT MAY AFFECT THE FUTURE GROWTH OF OUR BUSINESS

WE ARE AN EARLY STAGE COMPANY WITH A LIMITED HISTORY OF OPERATIONS, WHICH MAKES IT DIFFICULT TO ANTICIPATE OUR FUTURE PERFORMANCE.

We have a limited operating history and limited historical financial information upon which to base your evaluation of our performance, particularly in light of our shift in business focus from consulting to software applications. Substantially all of our historical revenue has been generated from consulting services, and our initial software application was first commercially introduced to the market in July 2004. Our software business is in an early stage and we have not yet generated significant revenue from software products and related services. Consequently, we do not have an operating history upon which a meaningful evaluation of our operations and prospects can be based. Our business and prospects are subject to all of the risks inherent in the establishment of a new business enterprise, and the likelihood of the success of our operations must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of a new business.

WE EXPECT TO CONTINUE TO INCUR LOSSES AND EXPERIENCE NEGATIVE CASH FLOW IN THE NEAR TERM.

We incurred a net loss from operations of $7,755,152 (audited) of which $4,426,471 was non-cash stock-based compensation for 2005. At December 31, 2005, we had an accumulated deficit of $15,127,609 (audited), primarily attributable to the consolidation of Securac Inc.'s and Securac Corp.'s existing accumulated deficit pursuant to the reverse merger transaction in October 2004. We expect to make significant expenditures in connection with the implementation of our business strategy, including expenditures relating to sales and marketing activities, technology development and integration.

TO ACHIEVE MEANINGFUL REVENUE FOR OUR SOFTWARE PRODUCT APPLICATIONS, WE WILL NEED TO OVERCOME LACK OF MARKET ACCEPTANCE AND LONG SALES LEAD TIMES.

Our software applications have not yet generated significant acceptance among potential customers and will require a relatively long period of time to educate potential customers as to the anticipated benefits as well as time, complexities and costs of implementation. In addition, budgetary constraints and economic slowdowns may further delay purchasing decisions by prospective customers. While we have begun to establish strategic relationships to assist in this process, we may not be able to successfully overcome these obstacles within anticipated time frames or at all. Our failure to successfully address these challenges will negatively impact our ability to achieve meaningful revenue and could cause us to scale back planned operations.

We are continuing to invest significant resources in further developing and marketing new and enhanced products and services. Demand and customer acceptance for recently introduced products and services are subject to a high level of uncertainty as these products and services involve a new approach to the conduct of business in association with risk management. As a result, we have invested in, and intend to continue to pursue, intensive marketing and sales efforts to educate prospective customers regarding the uses and benefits of these products and services in order to generate demand. Demand for these products and services may not develop, or we may not develop acceptable solutions in a timely or cost-effective manner. This could have a material adverse effect on our business, financial position and results of operations or cash flows.

WE ARE DEPENDENT ON MEMBERS OF OUR SENIOR MANAGEMENT, NONE OF WHOM ARE BOUND BY TERM EMPLOYMENT AGREEMENTS.

We are highly dependent upon our senior management. We have not entered into term employment agreements with any of such individuals. Loss of the services of any member of senior management may materially disrupt and harm our business. Although we have "key man" life insurance in place covering members of senior management, we cannot assure investors that such insurance will be maintained in amounts adequate to cover potential loss or at all.

WE DO NOT PRESENTLY HAVE THE RIGHT UNDER MATERIAL SOFTWARE LICENSES TO EXPAND OUR SOFTWARE BUSINESS BEYOND NORTH AMERICA; POTENTIAL CONFLICTS OF INTEREST WITH SENIOR MANAGEMENT RELATING TO THE SOFTWARE LICENSE COULD NEGATIVELY IMPACT OUR BUSINESS.

We license the core of our software technology from companies owned and controlled by Messrs. Terry Allen and Paul Hookham and Bryce Mitchell, executive officers and directors of our company. As such, there is a potential conflict between the interests of such individuals, as licensor, and us, as licensee, should a disagreement arise under the license agreement including disagreements relating to the amount or payment of royalties, scope of the license or otherwise. In addition, the license is limited in geographic coverage to North America. Should we choose to expand our business beyond North America, we would need to negotiate a new arrangement with the licensor. The licensor has no obligation to extend the license beyond North America. We caution investors that a license may not be available to our software technology beyond North America, if and when we decide to so expand, and that the potential conflict of interest may impact the behavior of members of our senior management in a way that is not in the best interests of our shareholders.

IF WE DO NOT CONTINUE TO SATISFY THE TERMS AND CONDITIONS OF LICENSE AGREEMENTS COVERING OUR CORE SOFTWARE TECHNOLOGY, WE MAY LOSE OUR RIGHTS TO SUCH TECHNOLOGY.

We license our core software technology from companies owned and controlled by Messrs. Terry Allen and Paul Hookham and Bryce Mitchell, executive officers and directors of our company. The terms of such licenses provide for an exclusive, sub-licensable license for North America and the royalty payments thereunder are payable to the licensor upon sales reaching a specified target. Our failure to make required payments and to otherwise satisfy our obligations under these licenses could result in a termination and loss of our rights, which would in turn prevent us from exploiting the technology. In addition, our rights to the Acertus(TM) Risk Assessment and Compliance software will automatically become non-exclusive if we fail to have our common shares listed on NASDAQ or a designated stock exchange by April 1, 2007, the third anniversary of the date of the license.

A SIGNIFICANT INCREASE IN OUR CUSTOMER BASE COULD STRAIN AND NEGATIVELY IMPACT OUR ABILITY TO MANAGE OUR OPERATIONS.

Growth could strain our operations and may require us to incur costs to upgrade our infrastructure and expand personnel. If our customer base grows significantly, we cannot be sure that we will successfully manage our growth. In order to manage any such growth successfully, we must:

      o expand our management team, financial and information systems and controls and operations team;

      o  maintain a high level of customer service and support;

      o expand our implementation and consulting resources internally and with third parties;

      o  expand, train, manage and retain our employee base effectively; and

      o manage costs for employees, hardware, software and networks in a manner that will permit our business to scale.

Any failure to effectively meet the above requirements could adversely affect our business. In addition, if our customer base grows significantly, there will be additional demands on our customer service support, sales and marketing and administrative resources as we try to increase our service offerings and expand target markets. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems and controls could harm our ability to accurately forecast demand for services, manage our billing of customers, manage the sales cycle and implementation services and record and report management and financial information on a timely and accurate basis. Moreover, any inability to expand our product and service offerings and employee base commensurate with any increase in demand could cause our revenues to decline.

UNDETECTED ERRORS OR DELAYS IN NEW PRODUCTS AND PRODUCT ENHANCEMENTS MAY RESULT IN INCREASED COSTS AND DELAYED DEMAND FOR NEW PRODUCTS.

To achieve customer acceptance, our new products and product enhancements can require long development and testing periods, which may result in delays in scheduled introduction. Generally, first releases are licensed after a validation process. Such new products and product enhancements may contain a number of undetected errors or "bugs" when they are first released. As a result, in the first year following the introduction of certain releases, we generally anticipate devoting significant resources to working with early customers to correcting such errors. There can be no assurance, however, that all such errors can be corrected to the customer's satisfaction, with the result that certain customers may bring claims for cash refunds, damages, replacement software or other concessions. The risks of errors and their adverse consequences may increase as we seek simultaneously to introduce a variety of new software products.

Although we test each new product and product enhancement release before introducing it to the market, there can be no assurance that significant errors will not be found in existing or future releases of our software products, with the possible result that significant resources and expenditures may be required in order to correct such errors or otherwise satisfy customer demands. In addition, the possibility cannot be excluded that customers may bring actions for damages, make claims for replacement of software, or demand other concessions from us. Significant undetected errors or delays in new products or product enhancements may affect market acceptance of our software products.

WE ARE SUBJECT TO PRICING PRESSURE.

In response to the limited install base of our software, we have been required in the past, and may be required in the future, to furnish additional discounts to customers or otherwise modify our pricing practices. These developments have and may continue to negatively impact our revenue and earnings. We intend to license software applications on a "subscription" basis with an upfront license pre-payment pursuant to an end user enterprise license agreement, which may be renewed at the end of the subscription term. Changes in our pricing model or any other future broadly-based changes to our prices and pricing policies could lead to a decline or delay in software sales as our sales force and our customers adjust to the new pricing policies.

In some cases, we license our software to customers on a per project basis rather than an upfront license fee payment. Our project-based solutions have not generated significant revenues and may never generate adequate, meaningful revenue. The recent trend of outsourcing risk management solutions could result in increased competition through the entry of consulting firms and other application-hosting providers. We may be unable to offer an outsourcing model that customers demand, or competitors may offer better, lower priced or more desirable outsourcing models. In addition, the distribution of applications through application service providers may reduce the price paid for our products or adversely affect other sales of our products.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY CAUSE IT TO INCUR SIGNIFICANT COSTS IN LITIGATION AND EROSION IN THE VALUE OF OUR BRANDS AND PRODUCTS.

We rely on a combination of the protections provided by applicable trade secret, copyright, license and non-disclosure agreements and technical measures to establish and protect our rights in our products. Despite our efforts, there can be no assurance that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts, it may be possible for third parties to copy certain portions of our products or reverse engineer or otherwise obtain and use information that we regard proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary software against unauthorized third party copying or use, which could adversely affect our competitive position. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the U.S. or Canada.

IN ADDITION TO OUR CORE TECHNOLOGY LICENSES, WE LICENSE CERTAIN THIRD-PARTY SOFTWARE FOR INCLUSION IN OUR PRODUCTS, AND SUCH SOFTWARE MAY NOT ALWAYS BE AVAILABLE FOR OUR USE OR THE LOSS OF THIS TECHNOLOGY COULD DELAY IMPLEMENTATION OF OUR PRODUCTS OR FORCE IT TO PAY HIGHER LICENSE FEES.

In addition to our Acertus(TM) core technology licenses, we license third-party software to perform certain functions in our own software products. To date, we have had a successful history of renewing or extending the required licenses without interruption to our services, on terms we regard as satisfactory. It is possible that in the future we may not be able to renew one or more of those licenses on acceptable terms. If that were to occur, we may be forced to stop shipping the affected product(s) until it could find or build a replacement for the third-party software; this could materially and adversely affect our operating results. While we believes that no such individual technology is material to our business, changes in or the loss of licenses for such third-party technology could lead to a material increase in the costs of licensing or to Acertus(TM) software products becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development costs to ensure continued performance of our products.

OUR FAILURE TO DEVELOP NEW RELATIONSHIPS AND ENHANCE EXISTING RELATIONSHIPS WITH THIRD-PARTY DISTRIBUTORS, SOFTWARE SUPPLIERS, SYSTEM INTEGRATORS AND VALUE-ADDED RESELLERS THAT HELP SELL OUR SERVICES AND PRODUCTS MAY ADVERSELY AFFECT OUR REVENUES.

We have supplemented our consulting and support services (in the areas of product implementation, training and maintenance) through "alliance partnerships" with third-party consulting groups including consulting groups formerly associated with major accounting firms. Most of these agreements and alliances are of relatively short duration and non-exclusive. In addition, we have established relationships relating to the resale of our software products by third parties including value-added resellers.

There can be no assurance that these third parties or business partners, most of whom have similar arrangements with our competitors and some of whom also produce their own standard application software in competition with us, will continue to cooperate when such agreements or partnerships expire or are up for renewal. In addition, there can be no assurance that such third parties or partners will provide high-quality products or services or that actions taken or omitted to be taken by such parties will not adversely affect the organization. There can be no assurance that slow or weak economic recovery will not affect such third parties or partners or the products and services that they provide pursuant to the agreements with us. The failure to obtain high quality products or services or to renew such agreements or partnerships could adversely affect our ability to continue to develop product enhancements and new solutions that keep pace with anticipated changes in hardware and software technology and telecommunications, or could adversely affect the demand for our software products.

IF WE ARE UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES, IT MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

Our future success will depend in part upon our ability to:

      o  continue to enhance and expand our existing products and services;

      o  provide best-in-class business solutions and services; and

      o develop and introduce new products and provide new services that satisfy increasingly sophisticated customer requirements, that keep pace with technological developments and that are accepted in the market.

We continue to seek to transform our suite of risk assessment applications to identify, measure and manage enterprise-wide security risk solutions for our customers. There can be no assurance that we will be successful in anticipating and developing product enhancements or new solutions and services to adequately address changing technologies and customer requirements. Any such enhancements, solutions or services may not be successful in the marketplace or may not generate increased revenue. We may fail to anticipate and develop technological improvements, to adapt our products to technological change, change country-specific regulatory requirements, react to emerging industry standards and changing customer requirements or to produce high-quality products, enhancements and releases in a timely and cost-effective manner in order to compete with applications offered by our competitors.

IF WE ACQUIRE OTHER COMPANIES, WE MAY NOT BE ABLE TO INTEGRATE OUR OPERATIONS EFFECTIVELY AND, IF WE ENTER INTO JOINT VENTURES, WE MAY NOT WORK SUCCESSFULLY WITH OUR ALLIANCE PARTNERS.

In order to complement or expand our business, we have made and expects to continue to make acquisitions of additional businesses, products and technologies, and has entered into, and expects to continue to enter into, a variety of transactions, including alliance arrangements. Our current strategy for growth includes, but is not limited to, the acquisition of companies as a key element of future growth, especially acquisitions of smaller companies that specifically aim at strengthening our geographic reach, broadening our offering in particular industries, or complementing our technology portfolio. Management's negotiations of potential transactions, including acquisitions or alliances, and management's integration of acquired businesses, products or technologies could divert our time and resources. In addition, risks commonly encountered in such transactions include:

      o  inability to successfully integrate the acquired business;
      o inability to integrate the acquired technologies or products with our current products and technologies;
      o  potential disruption of our ongoing business;
      o  inability to retain key technical and managerial personnel;
      o dilution of existing equity holders caused by capital stock issuances to the stockholders of acquired companies or capital stock issuances to retain employees of the acquired companies;
      o  assumption of unknown material liabilities of acquired companies;
      o  incurrence of debt and/or significant cash expenditure;
      o  difficulty in maintaining controls, procedures and policies;
      o potential adverse impact on our relationships with partner companies or third-party providers of technology or products;
      o  regulatory constraints;
      o  impairment of relationships with employees and customers; and
      o  problems   with   product   quality,   product   architecture,    legal
         contingencies, product development issues or other significant issues that may not be detected through the due diligence process.

In addition, acquisitions of additional businesses may require large write-offs of any in-process research and development costs related to companies being acquired and amortization costs related to certain acquired tangible and intangible assets. Ultimately, certain acquired businesses may not perform as anticipated, resulting in charges for the impairment of goodwill and/or other intangible assets. Such write-offs and amortization charges may have a significant negative impact on operating margins and net income in the quarter in which the business combination is completed and subsequent periods. In addition, we have entered and expect to continue to enter into alliance agreements for the purpose of developing new products and services. There can be no assurances that any such products or services will be successfully developed or that we will not incur significant unanticipated liabilities in connection with such arrangements. We may not be successful in overcoming these risks or any other problems encountered in connection with any such transactions and may therefore not be able to receive the intended benefits of those acquisitions or alliances.

PRINCIPAL SHAREHOLDERS MAY BE ABLE TO EXERT CONTROL OVER OUR FUTURE DIRECTION AND OPERATIONS.

As of May 12, 2006, the beneficial holdings of our principal shareholders (comprising trusts of which Messrs. Allen, Hookham, Mitchell and their family members are beneficiaries), constituted in the aggregate approximately 41% of our outstanding common stock. In addition, two other stockholders unaffiliated with management own in the aggregate an additional approximately 9.5% of our outstanding common stock as of that date. If these persons vote the shares held by them in the same manner, it may have the effect of delaying, preventing or facilitating a change in control or other significant changes to us or our capital structure, which could in turn limit the value realizable for your investment.

OUR SALES MAY BE SUBJECT TO FLUCTUATIONS.

If and to the extent we are successfully generate meaningful revenue, we anticipate that our revenue and operating results will be subject to variation. Our revenue in general, and in particular our software revenue, is difficult to forecast for a number of reasons, including:

      o  the relatively long sales cycles for our products;
      o  the size and timing of individual license transactions;
      o the timing of the introduction of new products or product enhancements by it or our competitors;
      o the potential for delay of customer implementations of Acertus(TM) software products;
      o  changes in customer budgets;
      o  seasonality of a customer's technology purchases; and
      o  other general economic and market conditions.

U.S. JUDGMENTS MAY BE DIFFICULT OR IMPOSSIBLE TO ENFORCE AGAINST US.

All of our executive officers and, with one exception, all members of our Board of Directors are non-residents of the U.S. A substantial portion of the assets of our company and such persons are located outside the U.S. As a result, it may not be possible to effect service of process within the U.S. upon such persons or it or to enforce against them or it judgments obtained in U.S. courts predicated upon the civil liability provisions of the securities laws of the U.S. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may be unenforceable in Canada.

STOCK RELATED RISKS

EXISTING STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM THE SALE OF OUR COMMON STOCK IN CONNECTION WITH THE INVESTMENT AGREEMENT ENTERED INTO WITH DUTCHESS PRIVATE EQUITIES FUND, LP.

The sale or anticipated sale of our common stock to Dutchess Private Equities Fund, LP ("Dutchess") pursuant to an Investment Agreement entered into with them may have a dilutive impact on our shareholders. As a result, the market price of our common stock could decline. In addition, since the purchase price of our common stock for each drawdown under the Investment Agreement is based on the then prevailing market price, if our stock price decreases, we will be forced to issue more shares in connection with drawdowns, resulting in greater dilution to shareholders. We have filed a resale registration statement covering the shares issuable under the Investment Agreement. Our ability to utilize the Investment Agreement is subject to effectiveness of such registration statement. Prior to reviewing the registration statement, the SEC has requested the inclusion of additional financial information relating to, among other things, an acquisition by our company prior to the reverse merger. If the full amount of the Investment Agreement were drawn upon by us at a time when the stock price was US$0.41 we would issue approximately the full 25,673,940 shares covered by the prospectus included in the registration statement filed by us in respect of the Investment Agreement.

The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

UNDER THE INVESTMENT AGREEMENT, DUTCHESS WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK.

The Common Stock issuable under the Investment Agreement will be purchased by Dutchess at a 5% discount to the lowest closing bid price for the five trading days immediately following notice by us of a drawdown. Accordingly, Dutchess will have a financial incentive to lock in the profit between the discounted price and the then market price by immediately selling shares. Actual sales or the anticipation of actual sales will have a negative effect on the stock price. As the stock price declines, the investor will have further incentive to sell, which would add to the negative impact on the stock price.

SALES OR THE POTENTIAL FOR SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

Approximately 46,152,882 shares of our currently outstanding shares of common stock are deemed "restricted securities" as that term is defined by Rule 144 under the Securities Act of 1933. Such shares will be eligible for public sale only if registered under the Securities Act or if sold pursuant to an exemption from registration such as that provided by Rule 144. Since most of our outstanding "restricted securities" were acquired in connection with the reverse merger of our Company with Securac Inc., at a time when our company was a public shell company, holders of such securities may not be able to rely on Rule 144 for resale. We have filed a registration statement covering the resale of all outstanding shares that are deemed "restricted securities", in addition to 4,123,292 shares underlying warrants, 1,524,390 Debenture Shares and 25,673,940 Investment Agreement Shares. As such, these shares will be freely tradable beginning on the effective date of the registration statement, subject to compliance with applicable contractual lock-up restrictions. The sale of shares by selling stockholders from time to time, or even the potential of such sale, may depress the price of our common stock.

THERE IS ONLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK AND IT IS POSSIBLE THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES EASILY.

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board. Trading in our stock has historically been sporadic and limited in volume. As a result, investors have experienced and may continue to experience difficulty selling their shares at desired times and price levels. We cannot assure investors that a substantial trading market will develop or be sustained for our common stock.

THE MARKET PRICE OF OUR STOCK MAY BE ADVERSELY AFFECTED BY MARKET VOLATILITY.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

      o announcements of new contracts or products or product versions by it or our competitors;
      o  developments with respect to patents or proprietary rights;
      o  announcements of technological innovations by it or our competitors;
      o actual or anticipated variations in our operating results due to the level of development expenses and other factors;
      o changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;
      o conditions and trends in the software industry, as well as the industries of our customers;
      o  new accounting standards;
      o  general  economic,  political and market  conditions and other factors;
         and
      o  the occurrence of any of the risks described in "Risk Factors".

Since our transition to an operating company from a shell company in October 2004, the price range of the closing bid prices for our common stock has ranged between a high of US$2.75 and a low of US$0.10. In the past, following periods of volatility in the market price of the securities of companies in our industry, securities class action litigation has often been instituted against those companies. If we face such litigation in the future, it would result in substantial costs and a diversion of management attention and resources, which would negatively impact our business.

Declines in our stock price might harm our ability to issue equity under future potential financing arrangements. Since we would expect to issue shares in such transactions at a price generally based on the market price of our common stock, a decline in our stock price would result in our needing to issue a greater number of shares to raise a given amount of funds or acquire a given amount of goods or services. For this reason, a decline in our stock price might also result in increased ownership dilution to our stockholders.

FUTURE ISSUANCE OF COMMON STOCK UPON EXERCISE OF CONVERTIBLE DEBT, STOCK OPTIONS AND WARRANTS MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

As of May 12, 2006, we had 5,858,317 shares of common stock reserved for issuance upon exercise of convertible debt and warrants as follows:

   o 2,970,000 shares underlying exercisable until July 16, 2006 at US$0.75 per share;

   o 350,000 shares underlying warrants exercisable until October 29, 2006 at US$0.50 per share;

   o 342,474 shares underlying warrants exercisable until December 1, 2007 at US$1.25 per share;

   o 143,999 shares underlying warrants exercisable until December 31, 2007 at US$1.25 per share;

   o 181,819 shares underlying warrants exercisable until September 30, 2010 at US$0.41 per share;

   o 1,524,390 shares issuable upon conversion of a convertible debenture in the principal amount of US$500,000 held by Dutchess Private Equities Fund II, L.P., assuming all principal the redemption amount is converted into common stock at the conversion rate of US$0.41 per share;

   o 45,455 shares underlying warrants exercisable until January 31, 2009 at US$1.25 per share; and

   o 300,000 shares underlying warrants exercisable until February 14, 2010 at US$0.50 per share.


In addition, at that date, we were entitled to issue awards covering an aggregate of 6,343,288 shares of common stock pursuant to our 2004 Incentive Stock Plan, which awards may include options, SARs and stock grants.

During the respective terms of the options and warrants granted or to be granted under our 2004 Incentive Stock Plan or otherwise, as well as the convertible debt, the holders thereof are given an opportunity to benefit from a rise in the market price of the common stock, with a resultant dilution of the interests of existing stockholders. The existence of these securities could make it more difficult for it to obtain additional financing while such securities are outstanding. The holders may be expected to exercise their rights to acquire common stock and sell at a time when we would, in all likelihood, be able to obtain needed capital through a new offering of securities on terms more favorable than those provided by these warrants and options.

OUR COMMON STOCK IS DEEMED TO BE A "PENNY STOCK" WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. With certain exceptions, penny stocks are generally defined to mean stocks:

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

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for our shareholders to sell shares to third parties or to otherwise dispose of them, which could have a depressive effect on our stock price.

WE DO NOT INTEND TO PAY DISTRIBUTIONS ON OUR CAPITAL STOCK IN THE FORESEEABLE FUTURE.

We have not paid cash distributions and do not anticipate paying cash distributions in the foreseeable future. Pursuant to a security agreement entered into with Dutchess in connection with the convertible debt financing, we have agreed not to declare or pay any dividends on, or otherwise make a distribution in respect of, our capital stock without Dutchess' prior consent.

ITEM 2.  DESCRIPTION OF PROPERTY

Properties

Our headquarters are located in Calgary, Alberta, where we share approximately 8,076 square feet of office space with STI and another private company, Securac Pacific Ltd. (formerly Brycol Consulting Ltd.), both of which are owned and controlled by Messrs. Allen, Hookham and Mitchell, executive officers and directors of our company. We occupy approximately half of the space, and although we are not party to the lease, we share 50% of the cost of the lease. See "Item 2. Description of Property - Certain Transactions - Lease of Office Space". We also maintain sales offices in other locations in the United States and Canada. We believe that our headquarters facility is adequate for our foreseeable needs. It is also anticipated that if required, suitable additional or alternative space will be available on commercially reasonable terms to accommodate expansion of the operations.

Human Resources

We have 12 full-time  employees and one part-time  employee.  Of our  employees,
four  are  in  marketing   and  sales,   five  are  in   administration/investor
relations/legal and three are in professional services.

ITEM 3.  LEGAL PROCEEDINGS

(a) A garnishee summons was filed against us in November, 2005 in the Court of Queen's Bench, Judicial District of Calgary, Alberta, for unpaid legal fees in the amount of $142,563.54 by Burnet, Duckworth & Palmer, a law firm which provided legal services to us. Such garnishee summons was issued with respect to a Consent Judgment which was filed in August, 2005 in the Court of Queen's Bench, Judicial District of Calgary, Alberta; however, we were not aware of such filing until served with the garnishee in November, 2005. Pursuant to a settlement agreement reached between the parties, the outstanding fees are being paid over a period of six months.

(b) On February 17, 2006, we commenced an action in New York Supreme Court, New York County, seeking a temporary restraining order and injunction prohibiting three stockholders from selling stock in our company in the open market in reliance on Rule 144. Each of the stockholders was an affiliate of our company at the time the company was a shell company and the stock was acquired by such individuals pursuant to a consulting agreement entered into following the reverse merger, but contemplated to be entered into at the time the reverse merger transaction was structured. The stockholders, each of whom was named in the action, are Eugene Geller, and Frank and Marie Reich. Our transfer agent was also named as a defendant in the action. The action was settled in April 2006 pursuant to a court ordered settlement which permitted certain resales under Rule 144 based on an opinion of counsel to the selling stockholders. Under the settlement agreement, the parties were to have exchanged mutual releases, though that has not yet happened.


We are not a party to any other legal proceedings outside the ordinary course of our business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on our financial condition or results of operations.

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

QUARTER ENDED                                             HIGH           LOW
-------------                                             ----           ---
March 31, 2004                                           $ 0.37         $ 0.24
June 30, 2004                                            $ 0.37         $ 0.30
September 30, 2004                                       $ 2.55         $ 0.25
December 31, 2004                                        $ 2.75         $ 0.90

March 31, 2005                                           $ 1.70         $ 0.90
June 30, 2005                                            $ 1.25         $ 0.65
September 30, 2005                                       $ 0.98         $ 0.37
December 31, 2005                                        $ 0.72         $ 0.31

March 31, 2005                                           $ 0.85         $ 0.30

On May 12, 2006 the closing bid price for the Common Stock was approximately $0.11.

(b)      NUMBER OF COMMON EQUITY HOLDERS

Based upon information supplied from our transfer agent, as of May 12, 2006 we believe that there were 472 record holders of our common stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere herein. Unless otherwise stated, all dollar amounts are stated in Candian dollars.

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

This section should be read in conjunction with Item 1. Business Description - Factors That May Affect Future Results of Our Business, our audited consolidated financial statements and related notes included elsewhere herein.

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

RGI ACQUISITION

On January 6, 2005, we acquired all of the outstanding stock of Risk Governance, Inc., a private Delaware corporation ("RGI"), in exchange for stock of our company valued at $1,147,722 for purposes of the transaction. The transaction was effected pursuant to a share purchase agreement entered into on the same date by our company with the shareholders of RGI. Pricing of the transaction was fixed in connection with a letter of intent previously entered into between our company and RGI. As a result of the acquisition, RGI is now a wholly-owned subsidiary of our company. The principal asset of RGI is a license to certain corporate governance software technology owned and developed by Risk Governance Ltd., a United Kingdom company under common ownership with RGI prior to the acquisition. The license gives RGI the right to commercialize applications of the software technology on an exclusive basis in North America in exchange for royalty payments to the licensor. See "Item 1. Business - Intellectual Property and Licenses" for a description of the license and "Item 12. Certain Relationships and Related Transactions" for a description of a related transaction in which a company owned and controlled by members of our management and board of directors simultaneously acquired the licensor company. Other than the license, RGI has no material assets.

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

Management  believes the following critical  accounting policies affect its more
significant   estimates  and   assumptions   used  in  the  preparation  of  our
consolidated financial statements.

REVENUE RECOGNITION

Risk Management, Compliance, and Governance Software Products - Our software products are licensed to our clients under the terms of our End User Enterprise License Agreement and Order Form, whereby consideration in the form of License fees are based on a subscription for a fixed term. Since the grant of the License is irrevocable and the License fee is non-refundable prior to the expiry of the fixed term, the License Fees are recorded as earned revenues when we invoice the client and install the software pursuant to the Order Form. Maintenance fees are initially deferred as unearned revenues and ratably recognized over the maintenance term. Implementation and professional services fees are recorded as earned, generally on a time and materials basis. The timing and certain methods of recognizing revenues require management to make estimates with respect to costs incurred, milestones reached and other factors.

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

INCENTIVE COMPENSATION

Annual incentive bonuses are a significant part of Securac's compensation philosophy. These cash and stock option bonuses are generally tied to achieving certain firm-wide financial metrics and department level objectives. We generally accrue estimated annual cash bonus costs evenly over the fiscal year, with certain quarterly adjustments related to terminations and hiring and changes in expected financial or operational results. Incentive bonuses related to any fiscal year are generally paid on March 31 following the fiscal year end. We currently apply the intrinsic-value-based method of accounting for employee stock-based compensation prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under this method we recognize compensation expense only if awards are granted with an exercise price that is not fixed or below the fair value of our ordinary shares on the date of grant. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. As previously mentioned, we presently account for any stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25. However, the provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, any share-based employee compensation after December 15, 2005 will be recognized in the financial statements.

INVESTMENT TAX CREDITS

Investment tax credits, which are earned as a result of qualifying research and development expenditures are recognized when the expenditures are made and their realization is reasonably assured, and are applied to reduce related costs and expenses in the year.

INCOME TAXES

Income taxes are provided for using the liability method whereby future tax assets and liabilities are recognized using current tax rates on the difference between the financial statement carrying amounts and the respective tax basis of the assets and liabilities. We provide a valuation allowance on future tax assets when it is more likely than not that such assets will not be realized.

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

 RESULTS OF OPERATIONS

The following table shows our summarized operations data represented by items in our consolidated statements of income for the years ended December 31; historical financials are stated in Canadian dollars, as audited:


                                                                     Audited
                                                             Year ended December 31,

STATEMENT OF OPERATIONS DATA:                               2005                 2004
                                                  ------------------------   ----------------
Revenue..........................................         $ 1,365,844            725,272
Cost of sales....................................             656,041            209,392
                                                  ------------------------   ----------------
Gross profit.....................................             709,803            515,880
Operating expenses
      General and administration.................   .         651,428            297,170
      Sales, marketing and investor relations....           1,845,646            803,523
      Research and development...................           1,065,459            795,302
      Professional fees..........................             453,567            734,378
      Stock based compensation...................           4,426,471          1,133,687
      Amortization and depreciation..............              22,383             26,093
                                                  ------------------------   ----------------
Loss from operations.............................          (7,755,152)        (3,274,273)
Other income (expense)...........................          (2,079,459)           (10,469)
Net loss.........................................          (9,834,611)        (3,284,742)



BUSINESS OF THE COMPANY - RISK MANAGEMENT, COMPLIANCE, AND GOVERNANCE SOFTWARE AND SERVICES

GENERAL OVERVIEW

With our corporate reorganization and reverse merger transaction completed in fiscal 2004, during the fiscal year of 2005 we continued to focus investment in marketing and sales activities and continued investment in ongoing development and support of our software. While these initiatives resulted in a loss from operations of $7,755,152 for the year, a portion of the corresponding revenue is reflected in the increased top line revenue and we expect further sales growth in the first quarter of fiscal 2006.

Our strategy resulted in a series of stock based transactions having a materially unfavourable impact on our operating expenses. Stock based compensation (non-cash) totaling $4,426,471 has been presented as an individual line item due to its unusual nature. The foregoing transactions resulted in an unusually high net loss for the year ended 2005.

REVENUE

Revenue growth for our business has increased significantly in 2005 by 88% from increased professional services to new and existing customers, and the signoff of a large licensing deal with a large customer. Revenue from our business consists of annual subscription based License Fees to our risk management, governance and compliance software products. Our licensing revenue is augmented with related revenue in annual maintenance, installation, training and professional services. Revenue in 2005 increased to $1,365,844 from $725,272 in 2004 as a result of our investment into sales and marketing activities.

License Fees - This form of licensing allows customers to pay a minimum two-year subscription fee based on the number of users (many cases) tied to a server. We generally bill and collect these fees upon receipt of the Order Form and recognize the income when we install the software at the client's site because the grant of the license is irrevocable and the License Fee is non-refundable prior to the expiry of the fixed term. As matter of policy, we receive our Licensing Fees revenue in the functional currency of the country that we do business in. We recognize and book the revenue in Canadian dollars.

For the year ended 2005 compared to 2004, License Fee revenue amounted to $141,775 compared to $145,278 representing a major application service provider ("ASP") licensing contract in Q3 of 2005 to Coca Cola HBC. The total value of the contract was $258,226 of which $51,645 was a one-time sign up fee, and a $159,024 ASP License is recorded under Deferred revenue and will be recognized into revenue monthly over the three-year term of the License. The remaining $47,557 consists of installation and training fees that were completed within the third quarter. In addition to this contract, we closed an Acertus(TM) Governance license with a major shipping company in Q4 of 2005 in the amount of $77,280, however $48,300 was billable in the quarter and is recorded in deferred revenue as we had not completed the installation of the software until the first quarter of 2006.

Annual Maintenance - Our customers pay a separate Annual Maintenance Fee based on our cost to provide knowledge database updates, version point updates, enhancements, access to the user community and Tier 1-2 telephone support. We bill and collect these fees upon receipt of the Order Form and record the entire amount of the Annual Maintenance Fee in deferred revenue. As we deliver to the client our Annual Maintenance throughout the term of the subscription, we recognize the associated revenue on a straight-line basis. In 2004, no Annual Maintenance Fees were invoiced or collected, however in 2005 we recorded $19,320 of Annual Maintenance in deferred revenue in addition to, and pursuant to our Acertus(TM) Governance license with the major shipping company identified above.

Installation and Training Fees - Installation and Training Fees are revenues related to services in connection with software installations. Installation and Training Fees are recorded as earned, generally on a time and materials basis. The timing of the recording of Installation Fees is governed by the terms of the implementation contracts and other factors that can cause significant variations from year to year. Installation and training amounted to $47,557 in the year ended 2005 compared to nil in 2004 as it was associated with our ASP license contract. This amount is included in our aggregate Professional Services and Training Fees revenue that is set out in our income statement.

Professional Services - Professional Services revenue is derived from clients who require risk management assessments, compliance assessments, and assistance in integrating a risk management and governance framework into their organizations. These fees are recorded as earned, generally on a time and materials basis. The timing of the recording of installation fees is governed by the terms of the professional services contracts and other factors that can cause significant variations from year to year. Professional Services revenue increased to $1,224,069 in 2005 through additional contracts with new clients and an extension of a contract with a major client compared to $579,994 in the year ended in 2004.

COST OF SALES

Direct cost of service revenue increased from $209,392 in 2004 to $656,041 in 2005 representing the direct labour cost to us in carrying out our professional services activities. With this 213% increase, our increased sales activity caused our gross margin to be increased by 38% to $709,803 compared to $515,880 last year, representing increased margin on our incremental professional services revenue.

EXPENSES

General and Administrative - General and Administrative expenses ("G&A") consist of management and administrative salaries and benefits, insurance, software and data costs, computer leasing, rent, and related expenses required to support our R&D, sales, and marketing initiatives. G&A was $651,428 in 2005 compared to $297,170 in 2004 reflecting the increase of operational activity associated with our increased commercialization activities.

Sales, Marketing, And Investor Relations - These expenses increased to $1,845,646 in 2005 from $803,523 in 2004, representing the travel, meals, and legal expenditures related to our private placement equity financing and our increased sales and marketing activities as we expanded into the United States.

Research and Development - Research and Development expenses ("R&D") are expensed as incurred unless such costs meet the criteria necessary for deferral and amortization. To qualify for deferral, the costs must relate to a technically feasible, identifiable product that we intend to produce and market, there must be a clearly defined market for the product and we must have the resources, or access to the resources, necessary to complete the development. We have not deferred any development costs to date. Since March, 2004, substantially all of our R&D activities have been conducted through Securac Technologies Inc., a privately-owned company that is owned and controlled by Messrs. Allen, Hookham and Mitchell, executive officers and directors of our company, and which is considered a Canadian Controlled Private Corporation ("CCPC") for Canadian tax purposes. While we are committed to pay for certain of the R&D activities incurred by the CCPC, the costs are significantly less than if the R&D activities were incurred directly within our company, due to the qualification of a CCPC for investment tax credits and research grants that would not otherwise be available to a U.S. publicly traded entity. All intellectual property developed by the CCPC is owned by the CCPC and licensed to us on an exclusive basis for commercialization in North America. The right to commercialize outside of North America is retained by the CCPC. See "Item 1. Business - Intellectual Property and License" for a more detailed description of the terms of these arrangements.

In the year ended in 2005, R&D increased to $1,065,459, as our headcount increased as a result of internalizing our research, development and testing staff and completing our outsourced programming initiative. We focus our research and development efforts on improving and enhancing our existing solution offerings as well as developing new solutions. The research and development organization responsibilities include product management, product development, and software maintenance and solution release management.

Professional Fees - This consists primarily of legal and accounting costs of $453,567 in 2005 in connection with the RGI acquisition, and maintaining compliance to securities regulation. Professional fees in 2005 decreased from $734,378 in 2004 as we no longer incurred costs associated with the reverse merger transaction in October of 2004.

Stock Based Compensation - Our Stock Based Compensation account consists of non-cash charges including employee options, private placement finder's fees, and warrants valued using the Black-Scholes option pricing model for a total of $4,426,471 compared to $1,133,687.

Amortization And Depreciation - This consists of the depreciation of computer equipment and capital assets. In 2005 these expenses were $22,383 compared to $26,093 last year as the declining balance formula begins to take effect.

OTHER INCOME (EXPENSE)

Impairment of Intellectual Property - Effective January 6, 2005, we acquired all of the outstanding stock of Risk Governance, Inc., a private Delaware corporation (RGI), in exchange for 2,295,444 shares of common stock of our company valued at $1.24 per share (based on the market price of the common shares on the date of acquisition). As part of this transaction, we recorded intellectual property of $2,839,694. The principal asset acquired through the acquisition of RGI is a license to certain corporate governance software technology owned and developed by Risk Governance Ltd., a United Kingdom company under common ownership with RGI prior to the acquisition (RGL). The license gives RGI the right to commercialize applications of the software technology on an exclusive basis in North America in exchange for royalty payments to RGL.

In considering FASB 142, "Goodwill and Other Intangible Assets", we conducted a projected cash flow analysis to determine if impairment to intellectual property exists. As a result, it appeared that the current recorded value of the intellectual property was greater than value derived from all three approaches within the cash flow analysis performed. Therefore, we determined that there was an impairment to the intellectual property acquired and have valued the intellectual property at $803,205. Subsequently, we recorded an impairment of intellectual property in the amount of $2,036,489 to reduce the balance accordingly.

INCOME TAXES

At December 31, 2005, we had U.S. net operating loss carryforwards of approximately $950,000 that may be offset against future taxable income from the year 2005 through 2024. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. At December 31, 2005, we also had Canadian non-capital loss carryforwards and investment tax credit carryforwards totaling approximately $1,656,000.

FOREIGN CURRENCY

We receive our revenue in the functional currency of the country that we do business in. We recognize and book the revenue in Canadian dollars. At present, there is no policy in place to manage foreign currency risk.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows our summarized balance sheet data represented by items in our consolidated balance sheet as of December 31, 2005:

                                                           As of
BALANCE SHEET DATA:                                   December 31, 2005
                                                  ---------------------------
     Cash and cash equivalents........................ $   58,733
     Accounts receivable..............................    305,788
     Prepaids.........................................     41,175
     Property and equipment...........................     38,823
     Goodwill.........................................     91,000
     Total assets.....................................  1,860,688
     Total liabilities................................  2,670,918
     Total shareholders equity (deficiency)...........   (810,230)


As of December 31, 2005, we had a working capital deficit of $2,258,843 and an accumulated deficit of $15,127,609, the latter being primarily attributable to the consolidation of Securac Inc. and Securac Corp.'s existing accumulated deficit pursuant to the reverse merger transaction in October of 2004. We have incurred operating losses since inception. Our activities have been funded principally through equity and debt financings.

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

Our existing cash resources, together with anticipated funds from operations, are insufficient to fund our planned operations during the next 12 months. See
Note 2 of Notes to Financial Statements. As a result, we are dependent upon receipt of proceeds from additional equity and/or debt financings to continue our plan of operations. We do not presently have commitments from funding sources sufficient to satisfy our needs. There can be no assurance that any financing will be available on terms satisfactory to our company or at all. If we are unable to secure additional funding as and when needed, we may be forced to scale back the level and scope of our planned operations.


PRINCIPAL FINANCIAL COMMITMENTS

As of December 31, 2005, our principal financial commitments consisted of trade payables, obligations under capital leases, contracts for office facilities, and notes payable to unrelated parties consisting of (a) $52,500 owing to the vendors of Brycol Consulting Ltd. that is non-interest bearing, unsecured and payable in equal monthly instalments commencing April 1, 2005; (b) $233,204 owing to Generation Capital Associates at a term interest rate of 18% payable on demand as of May 31, 2005, that is jointly and severally secured with personal guarantees of three directors; (c) $30,000 owing to a former employee at an annual interest rate of 12% to be repaid with principal and interest on October 31, 2005 that has been subsequently deferred with the consent of the holder until we receive sufficient financing to repay the principal and interest; and
(d) CDN$55,000 owing to an individual, that is due and payable on or before July 31, 2005 together with CDN$10,000 interest that has also been subsequently deferred with the consent of the holder until we receive sufficient financing to repay the principal and interest.

On September 30, 2005, we entered into a series of definitive agreements with two affiliated funds, Dutchess Private Equities Fund, L.P. and Dutchess Private Equities Fund II, L.P., under which the funds provided us with US$300,000 in principal amount of short-term convertible debt and agreed to provide us with an additional US$200,000 principal amount of such debt and established what is commonly referred to as an equity line of credit in our favour for a maximum amount of US$10 million. The terms of these transactions are summarized in our Report on 8-K filed on October 6, 2005 which is publicly available through the SEC's Website located at http://www.sec.gov.

ITEM 7.  FINANCIAL STATEMENTS.

The Index to Financial Statements appears on page F-1, the Report of the Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-25.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, "Disclosure Controls") as of the end of the period covered by this annual report (the "Evaluation Date") have concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

As of the Evaluation Date our Disclosure Controls did not contain adequate procedures to ensure proper accounting and financial reporting activities. This was due in large part to departure of accounting personnel and a lack of familiarity among then existing personnel with technical SEC accounting and reporting practices. Since the Evaluation Date, we have hired additional accounting personnel and consultants, which should improve the effectiveness of our Disclosure Controls.

In connection with the evaluation referred to above, we have identified no change in our internal control of financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 8B. OTHER INFORMATION.

Entry into a Material Definitive Agreement

On December 13, 2005, we acquired the book of business and all of the property and assets used in connection with or otherwise relating to Advanced Safety Management Ltd., a private Alberta corporation ("ASM"), in exchange for 305,337 shares of our common stock, valued at CDN$130,000 for purposes of the transaction. The transaction was effected pursuant to an asset purchase agreement entered into on the same date with ASM and the sole shareholder of ASM.

The principal asset of ASM is the methodologies, goodwill and established customer base in the field of occupation health and safety management.

As a term of the transaction, ASM's sole shareholder agreed to continue on as an employee of our company following the completion of the transaction under the terms of an employee agreement.

This acquisition was rescinded by mutual agreement of all parties as of April 30, 2006. Under the terms of the rescission, all shares of common stock issued in respect of the transaction were cancelled and ASM agreed to pay us $55,067.86, representing losses recorded by us and attributable to the acquired business.

Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement.

On April 4, 2006, we received a Notice of Default (the "Notice") from Dutchess Private Equities Fund, II, LP (the "Holder") under the Debenture Agreement dated as of September 30, 2005, (the "Debenture"). The notice asserted that we failed to make principal and interest payments on the Debenture for March and April, 2006. The Holder elected to charge a penalty of an initial 10% of the Face Amount of the Debenture for each payment missed as well as 2.5% of the Face Amount as liquidated damages.

Further, the Holder notes that we failed to respond to the Securities and Exchange Commission's ("SEC") stop order (the "stop order") within seven (7) days of receiving such stop order from the SEC.

The Notice also advised us that the Holder declared the remaining principal balance, interest and liquidated damages immediately due and payable.

As of April 4, 2006, the aggregate amount of USD$597,417.83 was claimed to be due and owing.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

----------------------- ----- --------------------------------------------------
          NAME          AGE   POSITIONS/TERM WITH OUR COMPANY
----------------------- ----- --------------------------------------------------
Terry W. Allen           45   Chief Executive Officer and Director
----------------------- ----- --------------------------------------------------
Paul James Hookham       28   Chief Financial Officer, Treasurer, Secretary, and
                              Director
----------------------- ----- --------------------------------------------------
Bryce R. Mitchell        42   Executive Vice-President, Sales and Director
----------------------- ----- --------------------------------------------------
Kenneth Denich, PhD      53   Director
----------------------- ----- --------------------------------------------------


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

BRYCE R. MITCHELL, DIRECTOR

Bryce Mitchell has served as our Executive Vice-President, Sales from October 2004 to April 6, 2005 and again since November 21, 2005 and as director since October, 2004, the date of the RTO. From March 2002 to the date of the RTO, Mr. Mitchell served as executive vice president - sales for Securac Inc. From January 2000 to March 2002, he served as director of sales for Knowledge Impact.

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

CODE OF ETHICS

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions. Our code of ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

Our officers,  directors and  shareholders  are not subject to the provisions of
Section 16 of the Securities Exchange Act of 1934, as amended, because we have no equity security registered under Section 12 of that Act.

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain information relating to compensation paid or accrued by us for the past three fiscal years to our Chief Executive Officer and our executive officers whose cash paid compensation exceeded $100,000 for the year ended December 31, 2005 (the "Named Executive Officers"). Only those columns which call for information applicable to us or the Named Executive Officers for the periods indicated have been included in such tables.

SUMMARY COMPENSATION TABLE


---------------------------------------------------------------------------------------------------------------
                                                                ANNUAL COMPENSATION
                                                                -------------------
                                                                                                LONG TERM
                                               YEAR                                            COMPENSATION
                                               ENDED                                             OPTIONS/
         NAME & PRINCIPAL POSITION            DEC. 31      SALARY ($)         BONUS ($)          SAR (#)
---------------------------------------------------------------------------------------------------------------
                                               2005             $0                 -                -
Terry W. Allen, Chief Executive Officer    --------------------------------------------------------------------
and Director                                   2004             $0                 -                -
                                           --------------------------------------------------------------------
                                               2003             $0                 -                -
---------------------------------------------------------------------------------------------------------------

During the year ended  December 31, 2005,  we did not grant any options to Terry
W. Allen, the sole Named Executive Officer.

Terry W. Allen, and sole Named Executive Officer, did not exercise any stock options or SARs during the year ended December 31, 2005. In addition, Mr. Allen did not have any options or SARs at December 31, 2005. We did not re-price or re-grant any options to Mr. Allen during the year ended December 31, 2005.

EMPLOYMENT AND RELATED AGREEMENTS

We do not have any written or unwritten employment agreement with Terry W. Allen, who serves as our Chief Executive Officer on an at-will basis. Mr. Allen does not have any severance arrangement upon a change of control of our company, other than our customary severance policy applicable to all employees. This severance policy provides for up to two months severance in the event of termination of employment, depending on the number of years of service.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


--------------------------------------------------------------------------------------------------------------------
         NAME OF BENEFICIAL OWNER             AMOUNT AND NATURE OF BENEFICIAL           PERCENT OF OWNERSHIP
                                                         OWNERSHIP
--------------------------------------------------------------------------------------------------------------------
Plantagenet Trust(1)                                     3,789,550                              7.21%
--------------------------------------------------------------------------------------------------------------------
Kingsnorth Trust(2)                                      3,789,553                              7.21%
--------------------------------------------------------------------------------------------------------------------
Bayeux Trust(3)                                          3,742,300                              7.12%
--------------------------------------------------------------------------------------------------------------------
Mercia Trust(4)                                          3,742,303                              7.12%
--------------------------------------------------------------------------------------------------------------------
Swansea Trust(5)                                         3,122,650                              5.94%
--------------------------------------------------------------------------------------------------------------------
Hexham Trust(6)                                          3,122,653                              5.94%
--------------------------------------------------------------------------------------------------------------------
Hisahiro Kashida                                        4,860,000(7)                            9.25%
2-11-24 Ebisu-nishi Shibuya-Ku, Tokyo,
156-0021 Japan
--------------------------------------------------------------------------------------------------------------------
All Directors and Officers as a group                       0(8)                                0.0%
      (4 persons)
--------------------------------------------------------------------------------------------------------------------


(1) Paul James Hookham, an executive officer and director of our company, is a beneficiary of the shares held by this trust. Mr. Hookham does not have investment or voting power with respect to such shares and, accordingly, is not deemed to beneficially own the shares within the meaning of the Securities Exchange Act of 1934, as amended. The Trustee of the Plantagenet Trust is Plantagenet Holdings Ltd. which is controlled by Codan Trustees (B.V.I.) Ltd. and our address is PO Box 3140, Romasco Place, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands
(2) Paul James Hookham, an executive officer and director of our company, is a beneficiary of the shares held by this trust. Mr. Hookham does not have investment or voting power with respect to such shares and, accordingly, is not deemed to beneficially own the shares within the meaning of the Securities Exchange Act of 1934, as amended. The Trustee of the Kingsnorth Trust is Kingsnorth Ltd. which is controlled by Codan Trustees (B.V.I.) Ltd. and our address is PO Box 3140, Romasco Place, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.
(3) Bryce R. Mitchell, an executive officer and director of our company, is a beneficiary of the shares held by this trust. Mr. Mitchell does not have investment or voting power with respect to such shares and, accordingly, is not deemed to beneficially own the shares within the meaning of the Securities Exchange Act of 1934, as amended. The Trustee of the Bayeux Trust is Bayeux Holdings Ltd. which is controlled by Codan Trustees (B.V.I.) Ltd. and our address is PO Box 3140, Romasco Place, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.
(4) Bryce R. Mitchell, an executive officer and director of our company, is a beneficiary of the shares held by this trust. Mr. Mitchell does not have investment or voting power with respect to such shares and, accordingly, is not deemed to beneficially own the shares within the meaning of the Securities Exchange Act of 1934, as amended. The Trustee of the Mercia Trust is Mercia Ltd. which is controlled by Codan Trustees (B.V.I.) Ltd. and our address is PO Box 3140, Romasco Place, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.
(5) Terry W. Allen, an executive officer and director of our company, is a beneficiary of the shares held by this trust. Mr. Allen does not have investment or voting power with respect to such shares and, accordingly, is not deemed to beneficially own the shares within the meaning of the Securities Exchange Act of 1934, as amended. The Trustee of the Swansea Trust is Swansea Holdings Ltd. which is controlled by Codan Trustees (B.V.I.) Ltd. and our address is PO Box 3140, Romasco Place, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.
(6) Terry W. Allen, an executive officer and director of our company, is a beneficiary of the shares held by this trust. Mr. Allen does not have investment or voting power with respect to such shares and, accordingly, is not deemed to beneficially own the shares within the meaning of the Securities Exchange Act of 1934, as amended. The Trustee of the Hexham Trust is Hexham Holdings Ltd. which is controlled by Codan Trustees (B.V.I.) Ltd. and our address is PO Box 3140, Romasco Place, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.
(7) This amount includes 2,430,000 shares underlying outstanding and exercisable warrants exercisable until July 16, 2006 at US$0.75 per share.
(8) Includes no shares of common stock and no shares of common stock issuable upon options that are currently exercisable or will become exercisable in the next 60 days.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth certain information with respect to Incentive Stock Plan as at the fiscal year-ended December 31, 2005.


-------------------------- ---------------------------- ------------------------ ------------------------------------
                                                                                   NUMBER OF SECURITIES REMAINING
                           NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE         AVAILABLE FOR FUTURE ISSUANCE
                             ISSUED UPON EXERCISE OF       EXERCISE PRICE OF       UNDER EQUITY COMPENSATION PLAN
                             OUTSTANDING OPTIONS AND      OUTSTANDING OPTIONS    (EXCLUDING SECURITIES REFLECTED IN
      PLAN CATEGORY                  RIGHTS                   AND RIGHTS                     COLUMN (A))
-------------------------- ---------------------------- ------------------------ ------------------------------------
                                       (a)                        (b)                           (c)
-------------------------- ---------------------------- ------------------------ ------------------------------------
Equity compensation                 1,747,750                    $0.65                        4,494,538
plans approved by
security holders
-------------------------- ---------------------------- ------------------------ ------------------------------------
Equity compensation                 4,123,292                    $0.94                            -
plans not approved by
security holders
-------------------------- ---------------------------- ------------------------ ------------------------------------
                 TOTAL              5,871,042                                                 4,494,538
-------------------------- ---------------------------- ------------------------ ------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      (a) License of Acertus(TM); R&D - We license substantially all of the Acertus(TM) software and related intellectual property utilized by us from private companies indirectly owned and controlled by Messrs. Allen, Hookham and Mitchell, executive officers and directors of our company. Substantially all of our research and development activities are conducted through one of these companies, STI. We paid STI cash totaling $391,197 in 2003, $795,302 in 2004 and $843,936 in 2005 through September 30 in respect of these arrangements. In addition, we transferred a promissory note in the principal amount of approximately US$374,000 and issued a new promissory note in the principal amount of approximately US$228,000 to STI as an upfront royalty payment in 2004. See "Item 1. Description of Business - Intellectual Property and Licenses" for a more detailed description of the terms of these arrangements.

      (b) Lease of Office Space - Our headquarters are located in Calgary, Alberta, where we share approximately 8,076 square feet of office space with STI and another private company, Securac Pacific Ltd. (formerly Brycol Consulting Ltd.), both of which are owned and controlled by Messrs. Allen, Hookham and Mitchell, executive officers and directors of our company. We occupy approximately half of the space, and although we are not party to the lease, we share 50% of the cost of the lease. Securac Pacific Ltd. is party to the lease, which is dated June 30, 2003. The total monthly rental, including operating costs, is CDN$20,735.84. The lease expires on December 31, 2008, subject to a right of first refusal to extend the term of the lease upon mutually agreeable terms.

      (c)   Advances; Guarantee

            (i) Securac Holdings Inc., an Alberta corporation owned and controlled by Messrs. Terry Allen, Paul Hookham and Bryce Mitchell, executive officers and directors of our company, provided us with working capital advances aggregating $778,643. In consideration therefor, on January 1, 2005 we issued to that company a non-interest bearing, unsecured promissory note due on demand in like principal amount. As of the date hereof, no payments have been demanded under or made on the note.

            (ii) On March 30, 2005, we borrowed $233,204 from Generation Capital Associates, the proceeds of which were used for general working capital. The loan bears interest at a term interest rate of 6% payable on demand as of May 31, 2005, and is evidenced by a promissory note issued by our company in favour of the lender that is jointly and severally secured with personal guarantees of three directors of our company. As of the date hereof, interest has been paid to the lender however the principal remains unpaid. On December 9, 2005, we issued to Generation Capital Associates ("Generation") 100,000 shares of our common stock in consideration of the postponement of payment to Generation Capital Associates.

      (d) RGI Acquisition - On January 6, 2005, we acquired all of the outstanding stock of Risk Governance, Inc., a private Delaware corporation ("RGI"), in exchange for stock of our company valued at $1,147,722 for purposes of the transaction. The transaction was effected pursuant to a share purchase agreement entered into on the same date by our company with the shareholders of RGI. Pricing of the transaction was fixed in connection with a letter of intent previously entered into between our company and RGI. As a result of the acquisition, RGI is now a wholly-owned subsidiary of our company. The principal asset of RGI is a license to certain corporate governance software technology owned and developed by Risk Governance Ltd., a United Kingdom company under common ownership with RGI prior to the acquisition ("RGL"). The license gives RGI the right to commercialize applications of the software technology on an exclusive basis in North America in exchange for royalty payments to RGL. Contemporaneous with and as a condition to the acquisition of RGI, Securac Holdings Inc., a private Alberta corporation ("Holdings"), parent of STI from whom we license our Acertus(TM) software technology, acquired all of the outstanding stock of RGL in exchange for an equity interest in Holdings. The value of the consideration paid by Holdings was agreed for purposes of the agreement to be equal to $1,147,722, the agreed value of the stock paid by our company for RGI. Holdings is controlled and substantially owned by Messrs. Allen, Mitchell and Hookham, executive officers and directors of our company.

ITEM 13.      EXHIBITS

THE FOLLOWING EXHIBITS ARE FILED WITH THIS REGISTRATION STATEMENT:

----------------- --------------------------------------------------------------
     EXHIBIT NO.  DESCRIPTION
----------------- --------------------------------------------------------------


            2.1 Form of Share Exchange Letter dated September 2, 2004 between Securac Inc. and each of the shareholders of Risk Governance, Inc. (1)
            2.2 Asset Purchase Agreement dated August 17, 2004 between Securac Inc., Telecom Security Management Ltd. And Terry Hoffman (5)
            2.3 Share Purchase Agreement dated January 6, 2005 between us and the shareholders of Risk Governance Inc. (2)
            2.4 Asset Purchase Agreement dated December 13, 2005 between Securac Inc., Advanced Safety Management Ltd. and Scott Chisholm (11)
            2.5 Form of Rescission Agreement dated effective as of April 30, 2006 between Securac Inc., Advanced Safety Management Ltd. and Scott Chisholm (11)
            3.1   Amended and Restated Articles of Incorporation (3)
            3.2   By-Laws. (4)
           10.1 Software License and Services Agreement, dated April 1, 2004, between Securac Technologies Inc. and Securac Inc. (5)
           10.2   Form of 2004 Incentive Stock Plan (3)
           10.3 Loan Conversion Letter dated October 29, 2004 between our company and Douglas Park Capital Ltd.(5)
           10.4 Lease of Office Space, dated June 30, 2003, between Consolidated Properties (520 - 5th Avenue) Ltd. ("Consolidated Properties") and Paradigm Geophysical Canada Ltd. ("Paradigm")
                  (5)
           10.5 Consent to Sublease, dated June 14, 2004, between Consolidated Properties, Paradigm and Securac Pacific Ltd. (formerly Brycol Consulting Ltd.) ("SPL") (5)
           10.6   Sublease, dated June 24, 2004, between Paradigm and SPL (5)
           10.7 Exclusive License Distribution Agreement dated October 10, 2003 between Risk Governance Ltd. and Risk Governance, Inc.
                  (6)
           10.8 Promissory Note dated March 30, 2005 granted in favour of Generation Capital Associates by Securac Corp. and jointly and severally guaranteed by Messrs. T.W. Allen, P. Hookham and B. Mitchell, including individual guarantees (6)
           10.9 Promissory Note dated June 29, 2005 granted in favour of an individual by Securac Corp. (7)
          10.10 Debenture Agreement dated September 30, 2005 granted in favour of Dutchess Private Equity Funds II, LP (8)
          10.11 Debenture Registrations Rights Agreement dated September 30, 2005 between Securac Corp. and Dutchess Private Equity Funds II, LP (8)
          10.12 Security Agreement dated September 30, 2005 between Securac Corp. and Dutchess Private Equity Funds II, LP (8)
          10.13 Subscription Agreement dated September 30, 2005 granted in favour of Dutchess Private Equity Funds II, LP (8)
          10.14 Warrant Agreement dated September 30, 2005 granted in favour of Dutchess Private Equity Funds II, LP (8)
          10.15 Investment Agreement dated September 30, 2005 granted in favour of Dutchess Private Equities Fund, LP (8)
          10.16   Registration Rights Agreement (for Investment Agreement) (8)
          10.17 Escrow Agreement between Securac Corp., Dutchess Private Equities Fund II, LP and the escrow agent (8)
          10.18 Form of Lock-up Agreement together with the Lock-Up Reinstatement Letter (9)
          10.19 Offer of Employment Letter and Employee Confidential Information and Inventions Agreement dated May 17, 2004 for Deanna McKenzie (9)
           14.1   Code of Ethics (5)
           21.1   List of  Subsidiaries:  Securac Inc. and Risk  Governance Inc.
                  (5)
           23.1   Consent of Chisholm, Bierwolf & Nilson (10)
           23.2   Consent of Chisholm, Bierwolf & Nilson (11)
           24.1 Powers of Attorney (included on the signature page of this registration statement)
           31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) (11)
           31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) (11)
           32.1   Certification  of  Principal  Executive  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002 (11)
           32.2   Certification  of  Principal  Financial  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002 (11)

---------------------------------
(1) Incorporated by reference to our Report on 8-K/A filed on January 19, 2005.
(2)   Incorporated by reference to our Report on 8-K filed on January 19, 2005.
(3) Incorporated by reference to our Information Statement on Schedule 14C filed on September 28, 2004.
(4)   Incorporated by reference to our 10-KSB filed on January 4, 2002.
(5)   Incorporated by reference to our 10-KSB filed on April 15, 2005.
(6)   Incorporated by reference to our 10-QSB filed on May 24, 2005.
(7)   Incorporated by reference to our 10-QSB filed on August 16, 2005.
(8)   Incorporated by reference to our Report on 8-K filed on October 6, 2005.
(9) Incorporated by reference to our Form SB-2 Registration Statement filed on October 31, 2005.
(10) Incorporated by reference to our Form S-8 Registration Statement filed on January 21, 2005.
(11)  Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Chisholm Bierwolf & Nilson, LLC for professional services rendered for the fiscal years ended December 31, 2005 and 2004:

                                       Fiscal 2005            Fiscal 2004
Fee  Category                             Fees                   Fees
------------------------------- --- ------------------     ------------------
Audit Fees                                $ 33,876.10             $ 9,000.00
Audit Related Fees                          16,698.10                      -
Tax Fees                                            -                      -
All Other Fees                                      -                      -
                                    ------------------     ------------------
Total Fees                                 $50,574.20             $ 9,000.00
                                    ==================     ==================

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by Chisholm Bierwolf & Nilson, LLC, in connection with statutory and regulatory filings or engagements.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                          SECURAC CORP.
                                          (Registrant)

                                     By:  /s/ Terry W. Allen
                                          --------------------------------------
                                          Terry W. Allen
                                          Chief Executive Officer
                                          Principal Executive Officer


Dated:   May 17, 2006

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.


                  SIGNATURE                               TITLE                             DATE
                                       CEO and Chairman of the Board                 May 17, 2006
/s/ Terry W. Allen                     (principal executive officer)
------------------------------------
Terry W. Allen
                                       CFO, Treasurer, Secretary and Director
                                       (principal financial and  accounting
/s/ Paul J. Hookham                    officer)                                      May 17, 2006
------------------------------------
Paul J. Hookham


/s/ Bryce R. Mitchell                  Executive Vice-President, Sales and           May 17, 2006
------------------------------------   Director
Bryce R. Mitchell


/s/ Kenneth Denich                     Director                                      May 17, 2006
------------------------------------
Kenneth Denich, PhD.


                          INDEX TO FINANCIAL STATEMENTS



Description                                                          Page Number
-----------                                                          -----------

Report of Independent Registered Public Accounting Firm...........      F-2
Balance Sheet.....................................................      F-3
Consolidated Statements of Operations.............................      F-5
Consolidated Statements of Consolidated Loss......................      F-6
Consolidated Statements of Changes in Stockholders' Equity
  (Capital Deficit)...............................................      F-7
Consolidated Statements of Cash Flows.............................      F-9
Notes to Financial Statements.....................................     F-11

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
Securac Corp. and Subsidiaries
Calgary, Alberta, Canada

We have audited the accompanying consolidated balance sheet of Securac Corp. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for the years ending December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Securac Corp. and subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for the years ending December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses, has an accumulated deficit and a negative working capital as of December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
May 1, 2005

                         SECURAC CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2005
                         (Expressed in Canadian Dollars)


                                     ASSETS


CURRENT ASSETS

     Cash and cash equivalents                                       $ 58,733
     Accounts receivable, net of allowance of $32,098                 288,884
     Notes receivable                                                  16,904
     Prepaid expenses and deposits                                     41,175
                                                          --------------------

         Total Current Assets                                         405,696
                                                          --------------------

PROPERTY AND EQUIPMENT, Net (Notes 1 and 3)                            38,823
                                                          --------------------

OTHER ASSETS

     Notes receivable - related party (Note 6)                        521,964
     Intellectual property (Note 1)                                   803,205
     Goodwill (Notes 1 and 10)                                         91,000
                                                          --------------------

         Total Other Assets                                         1,416,169
                                                          --------------------

             TOTAL ASSETS                                         $ 1,860,688
                                                          ====================

        The accompanying notes are an integral part of these consolidated financial statements.

                         SECURAC CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)
                                December 31, 2005
                         (Expressed in Canadian Dollars)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

     Accounts payable                                                         $        743,122
     Accrued liabilities                                                               286,393
     Deferred revenue                                                                  218,131
     Current portion of obligation under capital lease (Note 5)                          1,485
     Note payable (Note 7)                                                             285,704
     Note payable related party (Note 8)                                               863,643
     Convertible debentures, net of discount of $222,949 (Note 9)                      266,061
                                                                           --------------------

         Total Current Liabilities                                                   2,664,539
                                                                           --------------------

LONG-TERM LIABILITIES

     Obligation under capital lease (Note 5)                                             6,379
                                                                           --------------------

         Total Long-Term Liabilities                                                     6,379
                                                                           --------------------

         Total Liabilities                                                           2,670,918
                                                                           --------------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)

     Common  stock;  $0.01 USD par value
      (average  of  $0.015  CDN par  value), 200,000,000 shares
      authorized, 50,930,487 shares issued and outstanding                             749,808
     Additional paid-in capital                                                     14,698,337
     Stock subscription receivable                                                  (1,047,400)
     Other comprehensive loss (Note 11)                                                (83,366)
     Accumulated deficit                                                           (15,127,609)
                                                                           --------------------

         Total Stockholders' Equity (Deficit)                                         (810,230)
                                                                           --------------------

             TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                                $      1,860,688
                                                                           ====================

        The accompanying notes are an integral part of these consolidated financial statements.

                         SECURAC CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                         (Expressed in Canadian Dollars)


                                                                       For the Years Ended
                                                                          December 31,
                                                          -------------------------------------------
                                                                  2005                  2004
                                                          ---------------------  --------------------

REVENUES

     License fees                                             $        141,775       $       145,278
     Professional services and training fees                         1,224,069               579,994
                                                          ---------------------  --------------------

         Total Revenues                                              1,365,844               725,272
                                                          ---------------------  --------------------

OPERATING EXPENSES

     Direct cost of service revenue                                    656,041               209,392
     General and administrative                                        651,428               297,170
     Sales, marketing and investor relations                         1,845,646               803,523
     Research and development                                        1,065,459               795,302
     Professional fees                                                 453,567               734,378
     Stock-based compensation                                        4,426,471             1,133,687
     Amortization and depreciation                                      22,383                26,093
                                                          ---------------------  --------------------

         Total Operating Expenses                                    9,120,996             3,999,545
                                                          ---------------------  --------------------

LOSS FROM OPERATIONS                                                (7,755,152)           (3,274,273)
                                                          ---------------------  --------------------

OTHER INCOME (EXPENSE)

     Impairment of intellectual property                            (2,036,489)                    -
     Interest expense                                                  (47,579)              (10,296)
     Realized gain (loss) on foreign currency exchange                   3,215                     -
     Other income (expense)                                              1,394                  (173)
                                                          ---------------------  --------------------

         Total Other Income (Expense)                               (2,079,459)              (10,469)
                                                          ---------------------  --------------------

NET LOSS                                                      $     (9,834,611)      $    (3,284,742)
                                                          =====================  ====================

BASIC LOSS PER COMMON SHARE (Note 1)                          $          (0.19)      $         (0.09)
                                                          =====================  ====================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                                 50,930,487            36,572,730
                                                          =====================  ====================


        The accompanying notes are an integral part of these consolidated financial statements.

                         SECURAC CORP. AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
                         (Expressed in Canadian Dollars)


                                                                     For the Years Ended
                                                                         December 31,
                                                         -------------------------------------------
                                                                 2005                  2004
                                                         ---------------------  --------------------

NET LOSS                                                     $     (9,834,611)      $    (3,284,742)

OTHER COMPREHENSIVE INCOME (LOSS)

     Foreign currency translation adjustments                         (83,366)              (59,470)
                                                         ---------------------  --------------------

         Total Other Comprehensive Income
          (Loss) (Note 11)                                            (83,366)              (59,470)
                                                         ---------------------  --------------------

NET COMPREHENSIVE LOSS                                       $     (9,917,977)      $    (3,344,212)
                                                         =====================  ====================

        The accompanying notes are an integral part of these consolidated financial statements.

                         SECURAC CORP. AND SUBSIDIARIES
       Statements of Stockholders' Equity (Deficit) and Comprehensive Loss

                         (Expressed in Canadian Dollars)


                                                    Common Stock          Additional       Stock        Other
                                               ------------------------    Paid-in      Subscription Comprehensive   Accumulated
                                                 Shares       Amount       Capital      Receivable       Loss          Deficit
                                             -----------   -----------   -----------    -----------    -----------    -----------

Balance, January 1, 2004                      34,061,118       537,956       334,888             --             --     (1,393,958)

Common stock issued for cash at prices
 ranging from $0.58 - $1.50 per share          4,279,027        54,738     3,570,854       (617,708)            --             --

Common stock issued for services at prices
 ranging from $0.63 - $0.65 per share            658,400         8,359       409,624             --             --             --

Common stock issued for conversion of
 payable at $0.61 per share                      350,000         4,284       209,951             --             --             --

Common stock issued in acqusition of
 Brycol Consulting Ltd. at $2.26 per share       177,778         2,325       264,342             --             --             --

Common stock issued in acqusition of
 Telecomsecuritymanagement.com, Ltd.
 at $0.58 per share                              200,000         2,614       113,386             --             --             --

Common stock issued in reverse
 acquisition                                   3,820,667        48,202       (48,202)            --             --             --

Loss distributed to shareholders from the
 sale of Securac Tech to Securac Holdings             --            --            --             --             --       (614,298)

Issuances of options for services                     --            --       145,944             --             --             --

Issuances of warrants for services                    --            --        16,315             --             --             --

Stock offering costs                                  --            --      (105,544)            --             --             --

Foreign currency translation adjustment               --            --            --             --        (59,470)            --

Net loss for the year ended
 December 31, 2004                                    --            --            --             --             --     (3,284,742)
                                             -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2004                    43,546,990   $   658,478   $ 4,911,558    $  (617,708)   $   (59,470)   $(5,292,998)
                                             -----------   -----------   -----------    -----------    -----------    -----------

        The accompanying notes are an integral part of these consolidated financial statements.

                         SECURAC CORP. AND SUBSIDIARIES
 Statements of Stockholders' Equity (Deficit) and Comprehensive Loss (Continued)

                         (Expressed in Canadian Dollars)


                                                  Common Stock          Additional         Stock         Other
                                             ------------------------     Paid-in       Subscription  Comprehensive    Accumulated
                                               Shares       Amount        Capital        Receivable        Loss          Deficit
                                          ------------    ------------   ------------   ------------    ------------   ------------

Balance, December 31, 2004                  43,546,990    $    658,478   $  4,911,558   $   (617,708)   $    (59,470)  $ (5,292,998)

Cancellation of common stock                  (600,000)         (7,314)      (541,236)       548,550              --             --

Common stock issued to acquire RGI
 at $1.24 per share                          2,295,444          28,397      2,811,297             --              --             --

Common stock issued in exercise of
  options at prices ranging from
 $0.60 to $0.62 per share                    3,380,000          42,120      2,063,894     (1,260,039)             --             --

Common stock issued for cash in a private
 placement at $0.93 per share                  155,732           1,912        152,247             --              --             --

Common stock issued in lieu of accounts
 payable and services rendered at prices
 ranging from $1.55 to $1.86 per share         164,355           2,030        300,299             --              --             --

Common stock issued for services at
 $1.87 per share                               300,000           3,739        557,096             --              --             --

Common stock issued for services at
 $2.14 per share                               400,000           4,898             --             --              --             --

Common stock issued in reverse merger           10,000             125             --             --              --             --

Common stock issued for services
 at prices ranging from $0.50
 to $0.93 per share                          1,177,966          14,258        730,160             --              --             --

Common stock issued in lieu of interest
 payment on promissory note                    100,000           1,166             --             --              --             --

Stock offering cost                                 --              --        (21,579)            --              --             --

Receipt of subscription receivable                  --              --             --        281,797              --             --

Issuance/vesting of common stock options            --              --      3,499,918             --              --             --

Foreign currency translation adjustment             --              --             --             --         (23,896)            --

Issuance of warrants for services                   --              --         58,000             --              --             --

Value attributed to beneficial conversion           --              --        176,683             --              --             --

Net loss for the year ended
 December 31, 2005                                  --              --             --             --              --     (9,834,611)
                                          ------------    ------------   ------------   ------------    ------------   ------------

Balance, December 31, 2005                  50,930,487    $    749,808   $ 14,698,337   $ (1,047,400)   $    (83,366)  $(15,127,609)
                                          ============    ============   ============   ============    ============   ============


        The accompanying notes are an integral part of these consolidated financial statements.

                         SECURAC CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         (Expressed in Canadian Dollars)

                                                                            For the Years Ended
                                                                                December 31,
                                                                     ----------------------------------
                                                                         2005                  2004
                                                                     ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                        $ (9,834,611)         $ (3,284,742)
                                                                     ------------          ------------
     Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization                                     22,383                26,093
         Common stock issued for services                               1,576,642               417,983
         Fair value of options and warrants                             3,499,918               162,259
         Common stock issued in reverse merger                                125                    --
         Beneficial conversion interest                                    11,734
         Impairment of Intellectual property                            2,036,489                    --
         Common stock issued in lieu of interest
           payment on promissory note                                       1,166                    --
     Changes in operating assets and liabilities:
         Accounts receivables                                              43,122               138,278
         Advances and other receivables                                    39,481               (56,385)
         Prepaid expenses and deposits                                    (15,959)               38,476
         Accounts payable and accrued liabilities                         384,572               388,196
         Deferred revenue                                                 183,474                28,657
                                                                     ------------          ------------

         Net Cash Used In Operating Activities                         (2,051,464)           (2,141,185)
                                                                     ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Advances made on notes receivable - related party                   (521,964)                   --
     Purchases of property and equipment                                  (13,291)              (22,468)
                                                                     ------------          ------------

         Net Cash Used In Investing Activities                           (535,255)              (22,468)
                                                                     ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Advances from shareholder                                                 --              (206,990)
     Proceeds from common stock issuance                                1,000,134             3,625,592
     Stock subscription receivable                                        281,797              (617,708)
     Stock offering costs                                                 (21,579)             (105,544)
     Loss distributed to shareholders                                          --              (614,298)
     Due to related company                                               638,621               200,022
     Proceeds from notes payable                                          233,204               282,098
     Payments on notes payable                                           (203,096)             (115,119)
     Proceeds from convertible debt                                       569,626                    --
     Payments on convertible debt                                         (80,616)                   --
     Payments on capital leases                                            (3,603)               (4,748)
                                                                     ------------          ------------

         Net Cash Provided By Financing Activities                      2,414,488             2,443,305
                                                                     ------------          ------------

   The accompanying notes are an integral part of these financial statements.

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
                         (Expressed in Canadian Dollars)


                         SECURAC CORP. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                         (Expressed in Canadian Dollars)

                                                                    For the Years Ended
                                                                         December 31,
                                                        -----------------------------------------------
                                                                2005                     2004
                                                        ---------------------      --------------------
EFFECT OF CURRENCY EXCHANGE RATE
 CHANGES ON CASH AND CASH EQUIVALENTS                               (23,896)                   (59,470)
                                                        ---------------------      --------------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                              (196,127)                   220,182

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                                  254,860                     34,678
                                                        ---------------------      --------------------

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                                    $    58,733                $   254,860
                                                        =====================      ====================

CASH PAID FOR:

     Interest                                                   $    47,579                $    10,296
     Taxes                                                      $        --                $        --

NON-CASH FINANCING ACTIVITIES:

     Conversion of note payable for common stock                $        --                $   214,235
     Common stock issued for services                           $ 1,576,642                $   417,983
     Common stock issued in lieu of payables                    $    35,837                $        --
     Common stock issued in acquisition of Risk
     Governance, Inc.                                           $ 2,839,694                $        --
     Common stock issued in acquisition of Brycol
     Consulting Ltd.                                            $        --                $   266,667
     Common stock issued in acquisition of
      Telecomsecuritymanagement.com Ltd.                        $        --                $   116,000



        The accompanying notes are an integral part of these consolidated financial statements.

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
                         (Expressed in Canadian Dollars)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Description of Business

      The consolidated financial statements presented are those of Securac Corp. and its wholly-owned Subsidiaries (the "Company"). The Company was formed to design, develop and market enterprise governance, risk, and compliance software and service. The Company operates in North America.

      Securac Corp. ("Applewood") was incorporated on June 7, 1985 under the laws of the State of Nevada as Applewood's Restaurants, Inc. Securac Inc. ("Securac") was incorporated under the Business Corporations Act of Alberta, Canada on March 20, 2002.

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

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
                         (Expressed in Canadian Dollars)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      e.    Bad Debts

      Bad debts on receivables are charged to expense in the year the receivable is determined uncollectible, therefore, an allowance for doubtful accounts is included in the consolidated financial statements. Amounts determined as uncollectible are not significant to the overall presentation of the consolidated financial statements.

      f.    Revenue and Cost Recognition

      The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

      g.    Basic Loss Per Common Share

      The computation of basic net loss per common share is based on the weighted average number of shares outstanding as follows:

                                                    For the Years Ended
                                                        December 31,
                                                 2005                2004
                                            ----------------  -----------------

      Net loss - (numerator)                $     (9,834,611) $      (3,284,742)
      Weighted average number of shares
       outstanding - (denominator)                50,930,487         36,571,730
                                            ----------------  -----------------
      Basic Loss per Common Share           $          (0.19) $           (0.09)
                                            ================  =================

      The Company's outstanding common stock options and warrants totaling 5,871,042 shares were considererd but have been excluded from the basic loss per share calculation as they are anti-dilutive.

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

      At December 31, 2005, the Company had U.S. net operating loss carryforwards of approximately $950,000 that may be offset against future taxable income from the year 2006 through 2024. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. At December 31, 2005, the Company also had Canadian non-capital loss carryforwards and investment tax credit carryforwards totaling approximately $1,656,000.

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
                         (Expressed in Canadian Dollars)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      The income tax provision differs from the amount of income tax as determined by applying the U.S. federal income tax rate of 39% to pretax income (loss) from operations due to the following:


                                                                          For the Years Ended
                                                                              December 31,
                                                                       2005                2004
                                                                ------------------  ------------------

      Net loss                                                  $       (9,834,611) $       (3,284,742)
      Foreign losses                                                     9,834,611           3,284,742
                                                                ------------------  ------------------

        Net tax provision                                       $                -  $                -
                                                                ==================  ==================

      Net deferred tax assets (liabilities) at December 31, 2005 consist of the following components:

      Operating loss carryforwards                                                  $          323,000
      Valuation allowance                                                                     (323,000)
                                                                                    ------------------

      Net deferred tax assets (liabilities)                                         $                -
                                                                                    ==================

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

           Office equipment                                    5 years
           Computer equipment and software                2 to 3 years

      j.    Impairment of Long-Lived Assets

      In accordance with Financial Accounting Standards Board Statement No. 141, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

      k.    Intellectual Property

      On January 6, 2005, the Company acquired all of the outstanding stock of Risk Governance, Inc., a private Delaware corporation ("RGI"), in exchange for 2,295,444 shares of common stock of the Company valued at $2,839,694, or $1.24 per share (based on the value of the common shares on the date of acquisition). The transaction was effected pursuant to a share purchase agreement entered into on the same date by the Company with the shareholders of RGI. As a result of the acquisition, RGI is now a wholly-owned subsidiary of the Company. As part of this transaction, the Company recorded intellectual property of $2,839,694, as described below.

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
                         (Expressed in Canadian Dollars)


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

      Following  an  analysis  of  the  intellectual   property  value,  it  was
      determined that there was impairment to the asset value of the intellectual property acquired in the amount of $2,036,489 as of December 31, 2005.

      l.    Goodwill and Other Intangible Assets

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

      Intangibles consist of distribution rights which are being amortized over their estimated useful life of three years, although these were fully amortized in 2004.

      m.    Financial Instruments

      The recorded amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2005 and 2004. The Company has no investments in derivative financial instruments.

      n.    Concentrations of Risk

      Functional Currency & Foreign Currency Translation

      The Company's functional currency is the Canadian dollar. In accordance with the Statement of Financial Accounting Standard No. 52, Foreign
      Currency Translation, which stipulates that if the US-incorporated registrant had little or no assets and operations in the U.S., substantially all the operations were conducted in a single functional currency other that the U.S. dollar, and the reporting currency selected was the same as the functional currency then reporting in the foreign currency would produce little or no foreign currency translation effects. The assets and liabilities denominated in foreign currency are translated into Canadian dollars at the current rate of exchange existing at period end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains or losses relating from foreign currency transactions are included in the results of operations.

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
                         (Expressed in Canadian Dollars)


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

      p.    Newly Adopted Pronouncements

      On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. The Company will adopt this new standard effective for the fourth fiscal quarter of 2005, and has not yet determined what impact this standard will have on its consolidated financial position or results of operations.

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

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
                         (Expressed in Canadian Dollars)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets . This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management does not believe the adoption of this Statement will have any impact on the Company.

      In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

      As a result, management has determined that the Company is dependent upon receipt of proceeds from additional equity and/or debt financings to continue its plan of operations. The Company presently does not have commitments from funding sources sufficient to satisfy its needs and there can be no assurance that any financing will be available on terms satisfactory to the Company or at all. If management is unable to secure additional funding as and when needed, management may be forced to scale back the level and scope of its planned operations.

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 2005 consisted of the following:

        Office equipment                                    $           32,104
        Computer equipment and software                                 43,451
        Artwork                                                          5,690
                                                            ------------------

        Totals                                                          81,245
        Less: accumulated depreciation                                 (42,422)
                                                            ------------------

            Property and Equipment - Net                    $           38,823
                                                            ==================

      Depreciation expense for the years ended December 31, 2005 and 2004 was $22,383 and $13,027, respectively.

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
                         (Expressed in Canadian Dollars)


NOTE 4 - INTANGIBLE ASSETS

      Intangible assets at December 31, 2005 consisted of the following:

          Distribution rights                       $           39,198
          Less: accumulated amortization                       (39,198)
                                                    ------------------

              Intangible Assets - Net               $                -
                                                    ==================

      Amortization expense for the years ended December 31, 2005 and 2004 was $-0- and $13,066, respectively.

NOTE 5 - OBLIGATIONS UNDER CAPITAL LEASES

      The Company leases certain equipment with lease terms through 2008. The obligations under these capital leases have been recorded in the accompanying financial statements at the present value of future minimum lease payments. Obligations under capital leases as of December 31, 2005 consisted of the following:

         Capital lease  payable to a leasing  company,  interest at
          24% per annum,  principal  and Interest  payments of $147
          due monthly,  matures on December 1, 2006 with a purchase
          option of
          $398 at maturity, secured by computer equipment.            $   1,673

         Capital lease  payable to a leasing  company,  interest at
          24% per annum, principal and interest payments of $93 due
          monthly,  matures on  December  12,  2006 with a purchase
          option of
          $237 at maturity, secured by computer equipment.                1,383

         Capital lease  payable to a leasing  company,  interest at
          24% per annum,  principal  and interest  payments of $135
          due monthly,  matures on December 1, 2007 with a purchase
          option of
          $310 at maturity, secured by computer equipment.                2,710

         Capital lease  payable to a leasing  company,  interest at
          24% per annum,  principal  and interest  payments of $100
          due monthly,  matures on February1,  2008 with a purchase
          option of
          $250 at maturity, secured by computer equipment.            $   2,098
                                                                      ---------

         Total capital leases payable                                     7,864

         Less: current portion                                           (1,485)
                                                                      ---------

         Total long-term capital leases                               $   6,379
                                                                      =========

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
                         (Expressed in Canadian Dollars)


NOTE 5 - OBLIGATIONS UNDER CAPITAL LEASES (Continued)

      The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

               For the
            Years Ending
            December 31,
           ---------------
                2006                                         $          4,529
                2007                                                    2,929
                2008                                                        -
                2009                                                        -
                2010                                                        -
             Thereafter                                                     -
                                                             ----------------

               Total future minimum lease payments                      7,458

               Less:  amount representing interest                     (1,079)
                                                             ----------------

                    Total                                    $          6,379
                                                             ================

      Equipment held under these capital leases are included in property and equipment and had a cost of $20,642 and accumulated depreciation of $14,919 at December 31, 2005. The Company recorded depreciation expense of $6,925 for the year ended December 31, 2005 for the vehicles and equipment under these capital leases.

NOTE 6 - NOTES RECEIVABLE - RELATED PARTY

      Notes receivable at December 31, 2005 consisted of three notes to separate entities that have the same management as the Company totaling $521,964. The notes are non-interest bearing, due on demand and unsecured. The notes are all considered to be current.

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
                         (Expressed in Canadian Dollars)


NOTE 7 - NOTES PAYABLE

      Notes payable at December 31, 2005 are detailed in the following schedules:

      Note payable to former shareholders of Brycol
       Consulting Ltd, monthly installments of $8,333,
       non-interest bearing, unsecured, due in March 1, 2006.  $        52,500

      Note payable to an individual, bearing interest at
       18% per annum, unsecured, due in May 2006.                      233,204
                                                               ---------------

      Total Notes Payable                                              285,704

      Less: current portion                                           (285,704)
                                                               ---------------

      Total Long-Term Notes Payable                            $             -
                                                               ===============

      There was no accrued interest on these notes for the years ended December 31, 2005 and 2004.


NOTE 8 - NOTES PAYABLE - RELATED PARTY

      Notes payable - related party at December 31, 2005 are detailed in the following schedules:

      Note payable to a related entity, non-interest bearing,
       unsecured, due on demand.                                        583,010

      Note payable to a related entity, non-interest bearing,
       unsecured, due on demand.                                        195,633

      Note payable to a related individual, bearing interest at
       12% per annum, unsecured, due in March 2006.                      30,000

      Note payable to a related individual, non-interest
       bearing, unsecured, due on demand.                                55,000
                                                                  -------------

      Total Notes Payable                                               863,643

      Less: current portion                                            (863,643)
                                                                  -------------

      Total Long-Term Notes Payable                               $           -
                                                                  =============

      Accrued interest on these notes was $26,842 and $10,000 at December 31, 2005 and 2004, respectively.


NOTE 9 - CONVERTIBLE DEBT

On September 30, 2005, the Company entered into a series of definitive agreements with two affiliated funds, under which the funds provided the Company with $300,000 in principal amount of short-term convertible debt and agreed to provide the Company with an additional $200,000 principal amount of such debt and established what is commonly referred to as an equity line of credit in the Companies favor. The terms of these transactions are summarized below. The summaries are qualified in their entirety by reference to the definitive agreements, all of which are dated September 30, 2005 (the "Closing Date).

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
                         (Expressed in Canadian Dollars)


NOTE 9 - CONVERTIBLE DEBT (Continued)

Pursuant to the terms of a subscription agreement and related debenture agreement, Dutchess Private Equities Fund II, L.P. purchased $300,000 US principal amount of our newly issued short-term convertible debentures and agreed to purchase an additional $200,000 US in principal amount of such debentures upon the Company's filing of a contemplated resale registration statement with the Securities and Exchange Commission. After fees and expenses, the Company received $252,925 us in net proceeds from the initial funding. The debentures bear interest at 10% per annum, are subject to a 25% redemption premium. Principal, interest and the redemption premium are payable monthly during the first year. The Company has the right to redeem the debentures prior to maturity, and is required to redeem the debentures if and to the extent the Company receives proceeds from any subsequent financing in excess of $500,000 US.

If the debentures are not repaid in full or converted prior thereto, the debentures mature on the fifth anniversary of the Closing Date, at which time any amounts outstanding there under will automatically convert into our common stock.

The conversion price of the debentures will be fixed at the time we file the Registration Statement with the SEC. The conversion price is calculated as the lower of $0.55 per share and the lowest closing bid price of our common stock during the fifteen days trading days prior to the filing of the Registration Statement. If the Registration Statement is not declared effective within 12 months of the Closing Date, the holder may elect for the conversion price to become variable, calculated at 30% discount from the market price at the time of conversion. To facilitate issuance of shares upon conversion and to provide additional comfort to the investor that the shares will be so issued, the Company placed 909,090 newly issued shares of common stock in escrow with a third party pending conversion of the debentures. To the extent we repay the debentures prior to conversion, these shares are to be returned to us for cancellation.

The debentures are repayable in twelve consecutive monthly installments each in the amount of $54,345 US, commencing on November 1, 2005. An initial $4,126 US installment, consisting of interest only, was due and paid on October 1, 2005. Any excess monthly payment will be applied to principal.

Upon an event of default (as defined in the debenture agreement), the Company may be subject to an initial penalty equal to 10% of the face amount of the debentures, and an additional penalty equal to 2.5% of the face amount for each month (prorated for partial periods) that the event of default continues. The Company is entitled to notice and an opportunity to redeem the debentures prior to triggering any such penalties.

The Company's obligations under the debentures are secured by a general security interest in all of the Company's assets, as well as a pledge of shares (valued at 150% of the funding amount) owned by certain of the Company's trust stockholders, the beneficiaries of whom include certain directors and management. The security agreement contains, among other things, restrictions on the Company's ability to incur additional indebtedness, declare dividends and grant security interests in its assets.

In connection with the investment, and as contemplated by the subscription agreement, the Company also issued to the investor a warrant to purchase 181,819 shares of its common stock at an exercise price of $0.41 US per share (subject to adjustment for stock splits and the like, as well as below market issuances). The warrant is exercisable at any time until September 30, 2010, five years from the Closing Date. The warrant includes a cashless exercise provision which is triggered in the event the Registration Statement is not declared effective within 12 months from the Closing Date.

Pursuant to a debenture registration rights agreement, the Company has agreed to file the Registration Statement with the SEC within 30 days of the Closing Date, and to use its best efforts to cause the same to be declared effective within 90 days of the filing date. The Registration Statement must cover the shares underlying the debenture, as well as the shares underlying the warrant. The Company may also include in the Registration Statement shares held by our existing stockholders, provided such stockholders agree to restrictions on resale acceptable to the investor.

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
                         (Expressed in Canadian Dollars)


NOTE 9 - CONVERTIBLE DEBT (Continued)

The Company also entered into an investment agreement with Dutchess Private Equities Fund, L.P., pursuant to which the investor committed to purchase, under certain conditions, up to $10,000,000 in aggregate purchase price of the Company's common stock from time to time over a 36-month period beginning on the date of effectiveness of a resale registration statement covering the underlying shares (the "Equity Line Registration"). Under the agreement, provided the Equity Line Registration is effective, The Company is entitled to put shares of its common stock to the investor from time to time, subject to a maximum dollar amount for each put, at the Company's election, of (i) $200,000 or (ii) 200% of the average daily dollar volume prior to the put date (calculated in accordance with the agreement); subject to a maximum put amount of $1,000,000. The purchase price for each put is equal to 95% of the lowest closing bid price of the common stock during the five trading days immediately following the put notice. Notwithstanding the foregoing, the investor shall not be required to purchase pursuant to any put more than an amount equal to the average daily dollar volume during the five trading-day pricing period following the put date (calculated in accordance with the agreement). The Company would not be entitled to deliver a put notice under the agreement more frequently than once every seven trading days. If the market price of the common stock over the pricing period immediately following the put notice drops by more than 25% from the pre put notice level (during the 10 trading days prior to the put notice), the Company may withdraw the put notice.

As noted above, the Company's ability to draw down on the Equity Line is subject to achieving and maintaining an effective Equity Line Registration for the requisite number of shares. The number of shares issuable under the Equity Line is not presently known, as it is based upon the trading price of the Company's common stock at the time of each draw down. The Company's ability to draw down on the Equity Line will be limited to the extent the trading volume in its common stock is low and to the extent the market price of our common stock is low.

As long as the Equity Line is in effect, the Company has granted the investor a right of first refusal on certain subsequent financings during the 12 months following the effective date of the Equity Line Registration. The Equity Line is generally terminable by the Company at any time provided there is no outstanding balance under the convertible debentures.

The Company has agreed to file the Equity Line Registration with the SEC within 30 days of the Closing Date, and to use its best efforts to cause the same to be declared effective within 90 days of the filing date. The agreement does not contain liquidated damages for failure to comply with the registration commitments.

In conjunction with the above transactions, the Company recorded a discount on the convertible debt totaling $234,683 pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments." The discount is being amortized over the life of the convertible debt as beneficial conversion interest. Beneficial conversion interest for the period ended December 31, 2005 totaled $11,734.


Convertible debt, at December 31, 2005 is detailed in the following schedules:

      Convertible debt                                                489,010

      Less: discount                                                 (222,949)
                                                           ------------------

      Total Long-Term Convertible Debt                     $          266,061
                                                           ==================

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      Employment Agreements

      The Company has an ongoing relationship with its employees that have perpetual employment agreements and may be terminated at will. The Company offers a severance amount ranging from one month's base salary to one year severance depending upon completed years of service.

      Office Leases

      The Company subleases its office space located in Calgary, Alberta, Canada for approximately $125,178 per year, or about $10,400 per month, plus its pro-rata share of operating expenses and taxes. The lease commenced on July 1, 2004 and expires on December 31, 2008.

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
                         (Expressed in Canadian Dollars)


NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

      The future minimum lease payments, excluding operating expenses and taxes, are as follows:

                  For the
               Years Ending
               December 31,
                   2006                                   $        125,178
                   2007                                            125,178
                   2008                                            104,315
                   2009                                                  -
                   2010                                                  -
                   Thereafter                                            -
                                                                         -

          Total future minimum lease payments             $        354,671
                                                          ================

      The Company recognized rent expense of $103,400 and $135,502 related to this lease for the years ended December 31, 2005 and 2004, respectively.

      Litigation

      A garnishee summons was filed against the Company in November, 2005 in the Court of Queen's Bench, Judicial District of Calgary, Alberta, for unpaid legal fees in the amount of $142,564, by a law firm which provided legal services to the Company. Such garnishee summons was issued with respect to a Consent Judgment which was filed in August, 2005 in the Court of Queen's Bench, Judicial District of Calgary, Alberta; however, the Company was not aware of such filing until served with the garnishee in November, 2005. Pursuant to a settlement agreement reached between the parties, the outstanding fees are being paid over a period of six months.

      The Company is not a party to any other legal proceedings outside the ordinary course of its business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

NOTE 11 - OTHER COMPREHENSIVE LOSS

      The Company reports other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. The cumulative effect of foreign currency translation adjustments to a cash account held by the Company in United States dollars at December 31, 2005, which is included in other comprehensive loss in the stockholders' equity section, consisted of the following:

          Balance, beginning of year                              $ (59,470)
          Effect of currency exchange rate changes                  (23,896)
                                                                  ---------

          Balance, end of year                                    $ (83,366)
                                                                  =========

NOTE 12 - BUSINESS ACQUISITIONS

      The Company acquired all of the outstanding stock of Risk Governance, Inc., a private Delaware Corporation ("RGI"), in exchange for 2,295,444 shares of common stock of the Company valued at $1,147,722 for purposes of the transaction. The principal asset of RGI is a license to certain corporate governance software technology owed and developed by Risk Governance, Ltd. ("RGL"), a United Kingdom company under common control with RGI. The license gives RGI the right to commercialize applications of the software technology on an exclusive basis in North America in exchange for royalty payment to RGL.

NOTE 13 - RELATED PARTY TRANSACTIONS

      During the year ended December 31, 2005, the Company repaid a related entity, whose officers/directors are shareholders of the Company the amount of $200,022 for advances received during 2004.

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
                         (Expressed in Canadian Dollars)


NOTE 14 - OUTSTANDING STOCK WARRANTS

      During 2004, the Company granted a total of 350,000 warrants to purchase shares of common stock for services rendered by an unrelated party at an exercise price of $0.50US per share. The warrants have an exercise period of two years. The Company calculated the fair value of the warrants as $16,315 by using the Black-Scholes option pricing model. This amount has been recorded in professional fees in the consolidated financial statements for the year ended December 31, 2005

      Also during 2004, the Company granted a total of 3,841,474 warrants to purchase shares of common stock in connection for common stock issued for cash at exercise prices ranging from $0.75US - $1.25US per share. The warrants have an exercise period of two to three years.

      During 2005, the Company granted a total of 181,819 warrants to purchase shares of common stock for services rendered by an unrelated party at an exercise price of $0.41 US per share. The warrants have an exercise period of five years. The Company calculated the fair value of the warrants as $58,000 by using the Black-Scholes option pricing model. This amount has been recorded in stock-based compensation in the consolidated financial statements for the year ended December 31, 2005.

      At December 31, 2005, the Company had 4,123,292 outstanding warrants to purchase shares of common stock.

NOTE 15 - OUTSTANDING STOCK OPTIONS

      Periodically, the Company issues incentive stock options to employees and officers and non-qualified options to directors and outside consultants to promote the success of the Company and enhance its ability to attract and retain the services of qualified persons.

      During the year ended December 31, 2005, the Company granted 1,637,631 stock options to various employees, officers, directors and nonemployees for services rendered. These options were issued with exercise prices ranging from $0.43 - $1.87 per share. All of these options are vested one year after the grant date for a period of one to five years.

      The Company has 1,747,750 options outstanding as of December 31, 2005 pursuant to the 2005 Stock Option Plan (the "Plan"), and could issue an additional aggregate of 5,871,042 options and shares. The Plan permits stock grants to employees, officers, directors and consultants at prices at the fair market value of the Company's common stock on the date of issuance. The Company has no outstanding stock options issued outside the Plan. Options issued under the Plan will have variable terms based on the services provided and will generally vest over a five-year period.

      The Company applies SFAS No. 123 for options issued to employees and nonemployees, which requires the Company to estimate the fair value of each option issued at the grant date. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following assumptions used for grants during 2005: dividend yield of zero percent; expected volatility between 0.71% and 2.76%; risk free interest rate of 4.00%, and an expected life of five years. During the year ended December 31, 2005, the Company recognized additional costs of $111,567 as a result of applying SFAS No. 123 to the employee options. The Company did not recognize any other costs for stock options granted to employees and nonemployees during the years ending December 31, 2005 and 2004.

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
                         (Expressed in Canadian Dollars)


NOTE 15 - OUTSTANDING STOCK OPTIONS (Continued)

      A summary of the status of the Company's stock options as of December 31, 2005 and changes during the year is presented below:

                                              2005                         2004
                                     -----------------------      ----------------------
                                                     Weighted                     Weighted
                                                     Average                      Average
                                                     Exercise                     Exercise
                                      Shares          Shares        Shares         Price
                                     ----------       ------      ----------       -----
Outstanding, Beginning of year        3,341,666       $0.91          360,000        0.50

               Granted                1,902,631        0.87        3,206,666        0.68
               Canceled/Expired      (2,416,547)      (0.76)        (225,000)      (0.50)
               Exercised             (1,080,000)      (0.37)              --          --
                                     ----------       -----       ----------       -----

Outstanding, End of year              1,747,750       $0.65        3,341,666       $0.67
                                     ==========       =====       ==========       =====

Exercisable                           1,014,000       $0.41          706,255       $0.12
                                     ==========       =====       ==========       =====

                                             Outstanding                            Exercisable
                           ----------------------------------------------     ---------------------------
                               Weighted
                                Average                       Weighted                       Weighted
                                Number           Remaining     Average          Number        Average
            Exercise          Outstanding       Contractual   Exercise        Exercisable     Exercise
             Prices           at 12/31/05          Life         Price         at 12/31/05      Price
      -------------------- ----------------- --------------- ------------     ------------ --------------
        $     0.43                    10,000            3.16    $   0.002           10,000    $     0.002
              0.44                    30,000            4.58        0.008           10,000          0.002
              0.58                 1,455,000            4.03        0.484          885,000          0.299
              0.87                   178,750            4.13        0.091           95,000          0.048
              1.28                    10,000            4.07        0.007           10,000          0.007
              1.47                    60,000            4.07        0.050                -              -
              1.87                     4,000            4.16        0.005            4,000          0.005
      -------------------- ----------------- --------------- ------------   -------------- --------------

        $  0.43 - 1.87             1,747,750            4.02    $    0.65        1,014,000    $      0.41
      ==================== ================= =============== ============   ============== ==============


NOTE 16 - STOCKHOLDERS EQUITY

      During 2004, the Company issued 4,279,027 shares of common stock for cash and stock subscriptions receivables at prices ranging from $0.58 - $1.50 per share. Total cash received was $3,625,592 (less stock offering costs of $105,544) and the stock subscription receivable amounted to $617,708.

      During 2004, the Company issued 658,400 shares of common stock for services rendered on behalf of the Company at prices ranging from $0.63 - $0.65 per share. The total dollar amount of the services received amounted to $417,984.

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
                         (Expressed in Canadian Dollars)

NOTE 16 - STOCKHOLDERS EQUITY (Continued)

      During 2004, the Company issued 350,000 shares of common stock for the conversion of notes payable at a price of $0.61 per share. The total value of the conversion to the Company was $214,235.

      During 2004, the Company issued 177,778 shares of common stock to acquire Brycol Consulting Ltd., at a price of $2.26 per share or $266,667.

      During 2004, the Company issued 200,000 shares of common stock to acquire Telecomsecuritymanagement.com, Ltd., at a price of $0.58 per share or $116,000.

      During 2005, the Company issued 2,295,444 shares of common stock to acquire Risk Governance Inc., at a price of $1.24 per share or $2,839,694.

      During 2005, the Company issued 3,380,000 shares of common stock for cash and stock subscriptions receivable at prices ranging from $0.60 - $0.62 per share. Total cash received was $2,106,014 (less stock offering costs of $21,579) and the stock subscription receivable amounted to $1,260,039.

      During 2005, the Company issued 155,732 shares of common stock for cash in a private placement at a price of $0.93 per share or $154,159.

      During 2005, the Company issued 164,355 shares of common stock in lieu of accounts payable and services rendered on behalf of the Company at prices ranging from $1.55 to $1.86 per share or $302,329.

      During 2005, the Company issued 300,000 shares of common stock for services rendered on behalf of the Company at a price of $1.87 per share. The total dollar amount of the services received amounted to $560,835.

      During 2005, the Company issued 400,000 shares of common stock for services rendered on behalf of the Company at a price of $1.87 per share. The total dollar amount of the services received amounted to $4,898.

      During 2005, the Company issued 1,177,966 shares of common stock for services rendered on behalf of the Company at prices ranging from $0.50 to $0.93 per share. The total dollar amount of the services received amounted to $744,418.

      During 2005, the Company filed an S-8 registration statement to register approximately 6.3 million shares of common stock at a maximum offering price of $1.425 per share for issuance pursuant to awards under the Company's 2004 Incentive Stock Plan.