Form 10KSB/A
period 2005-12-31
Securac Corp
filed 2006-05-22
CIK 775926

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                  FORM 10-KSB/A
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

      - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period _______________ to
      _______________.

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes |_| No |X|

================================================================================

                                EXPLANATORY NOTE

This Amendment is being filed primarily to (i) correct the date of the Auditor's Report found on Page F-2, as well as the date of such report referenced in
Exhibit 23.2 - Consent of Independent Auditor, (ii) include the warrant summary tables in Note 14 of the Notes to the Financial Statements, and (iii) correct the table in Part III. Item 11 under the caption Securities Authorized for Issuance Under Equity Compensation Plans.

Item 7.  Financial Statements.

The Index to Financial Statements appears on page F-1, the Report of the Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-4 to F-25.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes certain information as of May 12, 2006 with respect to the beneficial ownership of our Common Stock by (i) each director and named executive officer, (ii)all officers and directors as a group and (iii) each other person known by us to be the beneficial owner of more than 5% of our Common Stock. The term "named executive officer" refers to our chief executive officer and each of our other four most highly compensated executive officers whose annual salary and bonus for 2005 exceeded $100,000. Unless otherwise indicated, the address for each person set forth in the table is the address of our Company, 2500, 520 - 5th Avenue SW, Calgary, Alberta T2P 3R7, Canada.

----------------------------------------------------------------------------------------------------------------------------
          Name of Beneficial Owner            Amount And Nature of Beneficial Ownership        Percent of Ownership
----------------------------------------------------------------------------------------------------------------------------
Plantagenet Trust(1)                                          3,789,550                                7.21%
----------------------------------------------------------------------------------------------------------------------------
Kingsnorth Trust(2)                                           3,789,553                                7.21%
----------------------------------------------------------------------------------------------------------------------------
Bayeux Trust(3)                                               3,742,300                                7.12%
----------------------------------------------------------------------------------------------------------------------------
Mercia Trust(4)                                               3,742,303                                7.12%
----------------------------------------------------------------------------------------------------------------------------
Swansea Trust(5)                                              3,122,650                                5.94%
----------------------------------------------------------------------------------------------------------------------------
Hexham Trust(6)                                               3,122,653                                5.94%
----------------------------------------------------------------------------------------------------------------------------
Hisahiro Kashida                                            4,860,000(7)                               9.25%
2-11-24 Ebisu-nishi Shibuya-Ku, Tokyo,
156-0021 Japan
----------------------------------------------------------------------------------------------------------------------------
All Directors and Officers as a group                           0(8)                                   0.0%
      (4 persons)
----------------------------------------------------------------------------------------------------------------------------

(1) Paul James Hookham, an executive officer and director of our company, is a beneficiary of the shares held by this trust. Mr. Hookham does not have investment or voting power with respect to such shares and, accordingly, is not deemed to beneficially own the shares within the meaning of the Securities Exchange Act of 1934, as amended. The Trustee of the Plantagenet Trust is Plantagenet Holdings Ltd. which is controlled by Codan Trustees (B.V.I.) Ltd. and our address is PO Box 3140, Romasco Place, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands
(2) Paul James Hookham, an executive officer and director of our company, is a beneficiary of the shares held by this trust. Mr. Hookham does not have investment or voting power with respect to such shares and, accordingly, is not deemed to beneficially own the shares within the meaning of the Securities Exchange Act of 1934, as amended. The Trustee of the Kingsnorth Trust is Kingsnorth Ltd. which is controlled by Codan Trustees (B.V.I.) Ltd. and our address is PO Box 3140, Romasco Place, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.
(3) Bryce R. Mitchell, an officer and director of our company, is a beneficiary of the shares held by this trust. Mr. Mitchell does not have investment or voting power with respect to such shares and, accordingly, is not deemed to beneficially own the shares within the meaning of the Securities Exchange Act of 1934, as amended. The Trustee of the Bayeux Trust is Bayeux Holdings Ltd. which is controlled by Codan Trustees (B.V.I.) Ltd. and our address is PO Box 3140, Romasco Place, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.
(4) Bryce R. Mitchell, an officer and director of our company, is a beneficiary of the shares held by this trust. Mr. Mitchell does not have investment or voting power with respect to such shares and, accordingly, is not deemed to beneficially own the shares within the meaning of the Securities Exchange Act of 1934, as amended. The Trustee of the Mercia Trust is Mercia Ltd. which is controlled by Codan Trustees (B.V.I.) Ltd. and our address is PO Box 3140, Romasco Place, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.
(5) Terry W. Allen, an executive officer and director of our company, is a beneficiary of the shares held by this trust. Mr. Allen does not have investment or voting power with respect to such shares and, accordingly, is not deemed to beneficially own the shares within the meaning of the Securities Exchange Act of 1934, as amended. The Trustee of the Swansea Trust is Swansea Holdings Ltd. which is controlled by Codan Trustees (B.V.I.) Ltd. and our address is PO Box 3140, Romasco Place, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.
(6) Terry W. Allen, an executive officer and director of our company, is a beneficiary of the shares held by this trust. Mr. Allen does not have investment or voting power with respect to such shares and, accordingly, is not deemed to beneficially own the shares within the meaning of the Securities Exchange Act of 1934, as amended. The Trustee of the Hexham Trust is Hexham Holdings Ltd. which is controlled by Codan Trustees (B.V.I.) Ltd. and our address is PO Box 3140, Romasco Place, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.
(7) This amount includes 2,430,000 shares underlying outstanding and exercisable warrants exercisable until July 16, 2006 at US$0.75 per share.
(8) Includes no shares of common stock and no shares of common stock issuable upon options that are currently exercisable or will become exercisable in the next 60 days.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth certain information with respect to securities authorized for issuance under equity compensation pans as of December 31, 2005.

-------------------------- ---------------------------- ------------------------ ------------------------------------
                                                                                   Number of securities remaining
                           Number of Securities to be      Weighted-average         available for future issuance
                             issued upon exercise of       exercise price of       under equity compensation plan
                              outstanding options,       outstanding options,    (excluding securities reflected in
      Plan Category            warrants and rights        warrants and rights                Column (a))
-------------------------- ---------------------------- ------------------------ ------------------------------------
                                       (a)                        (b)                            (c)
-------------------------- ---------------------------- ------------------------ ------------------------------------
Equity compensation                 1,747,750                    $0.65                        4,494,538
plans approved by
security holders
-------------------------- ---------------------------- ------------------------ ------------------------------------
Equity compensation                     -                          -                              -
plans not approved by
security holders
-------------------------- ---------------------------- ------------------------ ------------------------------------
                    Total           1,747,750                                                 4,494,538
-------------------------- ---------------------------- ------------------------ ------------------------------------

Item 13. Exhibits

The following exhibits are filed with this Registration Statement:

Exhibit
No.    Description
-----  -----------
  2.1 Form of Share Exchange Letter dated September 2, 2004 between Securac Inc. and each of the shareholders of Risk Governance, Inc. (1)
  2.2 Asset Purchase Agreement dated August 17, 2004 between Securac Inc., Telecom Security Management Ltd. And Terry Hoffman (5)
  2.3 Share Purchase Agreement dated January 6, 2005 between us and the shareholders of Risk Governance Inc. (2)
  2.4 Asset Purchase Agreement dated December 13, 2005 between Securac Inc., Advanced Safety Management Ltd. and Scott Chisholm (11)
  2.5 Form of Rescission Agreement dated effective as of April 30, 2006 between Securac Inc., Advanced Safety Management Ltd. and Scott Chisholm (11)
  3.1  Amended and Restated Articles of Incorporation (3)
  3.2  By-Laws. (4)
 10.1 Software License and Services Agreement, dated April 1, 2004, between Securac Technologies Inc. and Securac Inc. (5)
 10.2  Form of 2004 Incentive Stock Plan (3)
 10.3 Loan Conversion Letter dated October 29, 2004 between our company and Douglas Park Capital Ltd. (5)
 10.4 Lease of Office Space, dated June 30, 2003, between Consolidated Properties (520 - 5th Avenue) Ltd. ("Consolidated Properties") and Paradigm Geophysical Canada Ltd. ("Paradigm") (5)
 10.5 Consent to Sublease, dated June 14, 2004, between Consolidated Properties, Paradigm and Securac Pacific Ltd. (formerly Brycol Consulting Ltd.) ("SPL") (5)
 10.6  Sublease, dated June 24, 2004, between Paradigm and SPL (5)
 10.7 Exclusive License Distribution Agreement dated October 10, 2003 between Risk Governance Ltd. and Risk Governance, Inc. (6)
 10.8 Promissory Note dated March 30, 2005 granted in favour of Generation Capital Associates by Securac Corp. and jointly and severally guaranteed by Messrs. T.W. Allen, P. Hookham and B. Mitchell, including individual guarantees (6)
 10.9 Promissory Note dated June 29, 2005 granted in favour of an individual by Securac Corp. (7)
10.10 Debenture Agreement dated September 30, 2005 granted in favour of Dutchess Private Equity Funds II, LP (8)
10.11 Debenture Registrations Rights Agreement dated September 30, 2005 between Securac Corp. and Dutchess Private Equity Funds II, LP (8)
10.12 Security Agreement dated September 30, 2005 between Securac Corp. and Dutchess Private Equity Funds II, LP (8)
10.13 Subscription Agreement dated September 30, 2005 granted in favour of Dutchess Private Equity Funds II, LP (8)
10.14 Warrant Agreement dated September 30, 2005 granted in favour of Dutchess Private Equity Funds II, LP (8)
10.15 Investment Agreement dated September 30, 2005 granted in favour of Dutchess Private Equities Fund, LP (8)
10.16  Registration Rights Agreement (for Investment Agreement) (8)
10.17 Escrow Agreement between Securac Corp., Dutchess Private Equities Fund II, LP and the escrow agent (8)
10.18  Form of Lock-up Agreement together with the Lock-Up Reinstatement
       Letter (9)
10.19 Offer of Employment Letter and Employee Confidential Information and Inventions Agreement dated May 17, 2004 for Deanna McKenzie (9)
 14.1  Code of Ethics (5)
 21.1  List of Subsidiaries: Securac Inc. and Risk Governance Inc. (5)
 23.1  Consent of Chisholm, Bierwolf & Nilson (10)

Exhibit
No.    Description
-----  -----------
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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment on Form 10-KSB/A to be signed on our behalf by the undersigned, thereunto duly authorized.

                                                   Securac Corp.
                                                   (Registrant)

                                              By:  /s/ Terry W. Allen
                                                   ------------------
                                                   Terry W. Allen
                                                   Chief Executive Officer
                                                   Principal Executive Officer

Dated: May 19, 2006

                          INDEX TO FINANCIAL STATEMENTS



Description                                                          Page Number
-----------                                                          -----------

Report of Independent Registered Public Accounting Firm...........      F-2
Consolidated Balance Sheet........................................      F-3
Consolidated Statements of Operations.............................      F-5
Consolidated Statements of Consolidated Loss......................      F-6
Consolidated Statements of Changes in Stockholders' Equity
  (Capital Deficit)...............................................      F-7
Consolidated Statements of Cash Flows.............................      F-9
Notes to Financial Statements.....................................     F-11

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



Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
May 1, 2006

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

      At December 31, 2005, the Company had 4,123,292 outstanding warrants to purchase shares of common stock.

      A summary of the status of the Company's stock warrants as of December 31, 2005 and 2004 is presented below:

                                                   2005                              2004
                                       -------------------------------    -----------------------------
                                                           Weighted                         Weighted
                                                            Average                          Average
                                                           Exercise                         Exercise
                                          Warrants           Price          Warrants          Price
                                       -------------    -------------    -------------   -------------
Outstanding, Beginning of year             4,191,474    $        0.97               --              --

               Granted                       181,819             0.02        4,191,474            0.97
               Canceled/Expired             (250,001)           (0.09)              --              --
               Exercised                          --               --               --              --
                                       -------------    -------------    -------------   -------------

Outstanding, End of year                   4,123,292    $        1.10        4,191,474   $        0.97
                                       =============    =============    =============   =============

Exercisable                                4,123,292    $        1.10        4,191,474   $        0.97
                                       =============    =============    =============   =============

                                Outstanding                          Exercisable
              ----------------------------------------------   ---------------------------
                   Weighted
                   Average                       Weighted                      Weighted
                    Number        Remaining      Average         Number         Average
  Exercise        Outstanding     Contractual    Exercise       Exercisable    Exercise
   Prices         at 12/31/05       Life           Price        at 12/31/05      Price
--------------   ----------------------------   ------------   ---------------------------
       $ 0.87       2,970,000           0.31         $ 0.63      2,970,000         $ 0.63
         0.58         350,000           0.42           0.05        350,000           0.05
         1.46         477,474           1.92           0.17        477,474           0.17
         1.46         143,999           2.00           0.05        143,999           0.05
         0.48         181,819           4.83           0.02        181,819           0.02
--------------   -------------  -------------   ------------   ------------   ------------
 $ 0.48 - 1.46      4,123,292           1.90           1.13      4,123,292           1.13
==============   =============  =============   ============   ============   ============


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

                         SECURAC CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
                         (Expressed in Canadian Dollars)


NOTE 15 - OUTSTANDING STOCK OPTIONS (Continued)

      A summary of the status of the Company's stock options as of December 31, 2005 and changes during the year is presented below:

                                              2005                         2004
                                     -----------------------      ----------------------
                                                     Weighted                     Weighted
                                                     Average                      Average
                                                     Exercise                     Exercise
                                      Shares          Price         Shares         Price
                                     ----------       ------      ----------       -----
Outstanding, Beginning of year        3,341,666       $0.91          360,000        0.50

               Granted                1,902,631        0.87        3,206,666        0.68
               Canceled/Expired      (2,416,547)      (0.76)        (225,000)      (0.50)
               Exercised             (1,080,000)      (0.37)              --          --
                                     ----------       -----       ----------       -----

Outstanding, End of year              1,747,750       $0.65        3,341,666       $0.67
                                     ==========       =====       ==========       =====

Exercisable                           1,014,000       $0.41          706,255       $0.12
                                     ==========       =====       ==========       =====

                                             Outstanding                            Exercisable
                           ----------------------------------------------     ---------------------------
                               Weighted
                                Average                       Weighted                       Weighted
                                Number           Remaining     Average          Number        Average
            Exercise          Outstanding       Contractual   Exercise        Exercisable     Exercise
             Prices           at 12/31/05          Life         Price         at 12/31/05      Price
      -------------------- ----------------- --------------- ------------     ------------ --------------
        $     0.43                    10,000            3.16    $   0.002           10,000    $     0.002
              0.44                    30,000            4.58        0.008           10,000          0.002
              0.58                 1,455,000            4.03        0.484          885,000          0.299
              0.87                   178,750            4.13        0.091           95,000          0.048
              1.28                    10,000            4.07        0.007           10,000          0.007
              1.47                    60,000            4.07        0.050                -              -
              1.87                     4,000            4.16        0.005            4,000          0.005
      -------------------- ----------------- --------------- ------------   -------------- --------------

        $  0.43 - 1.87             1,747,750            4.02    $    0.65        1,014,000    $      0.41
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