Form 10QSB
period 2006-03-31
Securac Corp
filed 2006-05-26
CIK 775926

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

    For the quarterly period ended March 31, 2006

    - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period                  to                    .
                              ----------------    -------------------

                      COMMISSION FILE NUMBER: 033-07456-LA

                                  SECURAC CORP.
             (Exact name of registrant as specified in its charter)


           Nevada                                      88-0210214
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 52,765,565



Transitional Small Business Disclosure Format:                   Yes |_| No  |X|

================================================================================

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements...............................................1

Item 2.        Management's Discussion and Analysis or Plan of Operations.........7

Item 3.        Controls and Procedures...........................................13

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.................................................14

Item 5.        Other Information.................................................14

Item 6.        Exhibits..........................................................15


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  SECURAC CORP.
                           Consolidated Balance Sheets
                         (Expressed in Canadian Dollars)

                                     ASSETS
                                                     March 31,  December 31,
                                                       2006         2005
                                                    ----------   ----------
                                                     (Unaudited)

CURRENT ASSETS

       Cash and cash equivalents                    $   79,756   $   58,733
       Accounts receivable, net                        224,724      288,884
       Notes receivable                                 16,904       16,904
       Prepaid expenses and
       deposits                                         81,811       41,175
                                                    ----------   ----------
                Total Current Assets                   403,195      405,696
                                                    ----------   ----------

PROPERTY AND EQUIPMENT, net                             33,724       38,823
                                                    ----------   ----------
OTHER ASSETS

       Notes receivable - related party                494,608      521,964
       Intellectual property                           803,205      803,205
       Goodwill                                         91,000       91,000
                                                    ----------   ----------

                Total Other Assets                   1,388,813    1,416,169
                                                    ----------   ----------

                TOTAL ASSETS                        $1,825,732   $1,860,688
                                                    ==========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                                  SECURAC CORP.
                     Consolidated Balance Sheets (Continued)
                         (Expressed in Canadian Dollars)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                            March 31,      December 31,
                                                                               2006            2005
                                                                           ------------    ------------
                                                                             (Unaudited)
CURRENT LIABILITIES

         Accounts payable                                                  $    807,967    $    743,122
         Accrued liabilities                                                    431,347         286,393
         Deferred revenue                                                       214,784         218,131
         Current portion of obligation under capital leases                       1,485           1,485
         Convertible debentures, net                                            163,235         266,061
         Notes payable - related party                                          857,644         863,643
         Notes payable                                                          285,704         285,704
                                                                           ------------    ------------

               Total Current Liabilities                                      2,762,166       2,664,539
                                                                           ------------    ------------
LONG-TERM DEBT

         Obligations under capital leases                                         6,379           6,379
                                                                           ------------    ------------

               Total Long-Term Debt                                               6,379           6,379
                                                                           ------------    ------------

               Total Liabilities                                              2,768,545       2,670,918
                                                                           ------------    ------------

STOCKHOLDERS' EQUITY

         Common stock, USD par value $0.01 per share
         (average of $0.015 CDN par value); 200,000,000
         shares authorized, 51,356,474 and 51,207,281
         shares issued and outstanding, respectively                            754,705         749,808
         Additional paid-in capital                                          15,088,189      14,698,337
         Subscriptions receivable                                            (1,047,400)     (1,047,400)
         Other comprehensive loss                                               (83,366)        (83,366)
         Accumulated deficit                                                (15,654,941)    (15,127,609)
                                                                           ------------    ------------

               Total Stockholders' Equity                                      (942,813)       (810,230)
                                                                           ------------    ------------
               TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY                                                     $  1,825,732    $  1,860,688
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

                                  SECURAC CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)
                         (Expressed in Canadian Dollars)

                                                                    For the
                                                               Three Months Ended
                                                                   March 31,
                                                         ----------------------------
                                                             2006            2005
                                                         ------------    ------------

REVENUES
     License fees                                        $     43,732    $     12,700
     Annual maintenance                                         9,416              --
     Professional service and training fees                   560,431         172,799
                                                         ------------    ------------

        Total Revenue                                         613,579         185,499

OPERATING EXPENSES

     Direct cost of service revenue                           312,122         179,769
     General and administration                               115,680         305,946
     Sales, marketing and investor relations                  355,927         613,429
     Research and development                                 150,000         407,563
     Professional fees                                         35,704              --
     Stock-based compensation                                 149,615         706,186
     Amortization and depreciation                              6,498           3,313
                                                         ------------    ------------

        Total Operating Expenses                            1,125,546       2,216,206
                                                         ------------    ------------

LOSS FROM OPERATIONS                                         (511,967)     (2,030,707)
                                                         ------------    ------------
OTHER INCOME (EXPENSE)

     Realized loss (gain) on foreign currency exchange         (2,899)             --
     Other income (expense)                                    16,178              --
     Interest expense                                         (28,644)         (2,771)
                                                         ------------    ------------

        Total Other Income (Expense)                          (15,365)         (2,771)
                                                         ------------    ------------

NET LOSS                                                 $   (527,332)   $ (2,033,478)
                                                         ============    ============
BASIC LOSS PER COMMON SHARE                              $      (0.01)   $      (0.04)
                                                         ============    ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                 51,207,281      46,119,729
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

                                  SECURAC CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                         (Expressed in Canadian Dollars)

                                                         For the Three Months Ended
                                                                  March 31,
                                                         --------------------------
                                                            2006           2005
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                 $  (527,332)   $(2,033,478)
Adjustments to reconcile net loss to net cash
 (used in) operating activities:
     Depreciation and amortization                             5,099          3,313
     Beneficial conversion interest                         (102,826)            --
     Common stock issued for services rendered                 9,598        706,186
     Fair value of options and warrants                      140,015        113,763
Changes in operating assets and liabilities:
     Accounts receivable                                      64,160        110,771
     Advances and other receivables                               --         (3,127)
     Prepaid expenses and deposits                             3,428          1,285
     Deferred revenue                                         (3,347)        (1,032)
     Accounts payable and accrued liabilities                267,903        175,808
                                                         -----------    -----------

        Net Cash (Used in) Operating Activities             (143,301)      (926,511)
                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds to related party receivables                    27,356         (7,467)

     Purchases of property and equipment                          --         (1,367)
                                                         -----------    -----------

        Net Cash Used in Investing Activities                 27,356         (8,834)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds on notes payable                                    --        243,460
     Payments on notes payable                                (5,999)            --
     Payments on capital leases                                   --         (1,802)
     Proceeds from issuance of common stock                  142,968        434,030
     Cash received on subscriptions receivable                    --         69,158
                                                         -----------    -----------

        Net Cash Provided by Financing Activities            136,969        744,846
                                                         -----------    -----------

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                    --          9,154
                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          21,024       (181,345)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              58,733        254,860
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    79,757    $    73,515
                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

        Interest                                         $    28,644    $     2,771

        Income taxes                                     $        --    $        --

NON-CASH FINANCING ACTIVITIES

        Common stock issued for services rendered        $     9,598    $   706,186

        Common stock issued for retirement of payables   $    58,104    $   145,879

        The accompanying notes are an integral part of these consolidated financial statements.

                         SECURAC CORP. AND SUBSIDIARIES
                   Notes to the Condensed Financial Statements
                      March 31, 2006 and December 31, 2005
                                   (unaudited)


NOTE 1 -    BASIS OF FINANCIAL STATEMENT PRESENTATION

            The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -    LOSS PER SHARE

            Following is a reconciliation of the loss per share for the three months ended March 31, 2006 and 2005:

                                          For the Three Months Ended
                                                  March 31,
                                      ---------------------------------
                                           2006               2005
                                      --------------     --------------
Net (loss) available to common
 shareholders                         $     (527,332)    $   (2,033,478)
                                      ==============     ==============

Weighted average shares                   51,207,281         46,119,429
                                      ==============     ==============

Basic loss per share (based on
weighted average shares)                       (0.01)             (0.04)
                                      ==============     ==============

            Weighted average shares issuable upon the exercise of stock options and warrants were not included in the foregoing calculations because they are antidilutive.

NOTE 3 -    GOING CONCERN

            The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $15,654,941 at March 31, 2006, a working capital deficit of approximately $2,358,971, and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to raise additional equity capital and increase revenues and reduce costs to sustain operations.

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

                         SECURAC CORP. AND SUBSIDIARIES
                   Notes to the Condensed Financial Statements
                      March 31, 2006 and December 31, 2005
                                   (unaudited)


NOTE 4 -    MATERIAL EVENTS

            During the year ended December 31, 2005 the Company entered into an agreement with Advanced Security Management which was rescinded effective as of April 30, 2006. Per the terms of the rescission agreement, Advanced Security Management is required to pay the Company approximately $55,000.

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in this report and in "Item 1. Business Description -Factors That May Affect Future Results of Our Business" in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Words such as "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The first commercial-ready version of our Acertus(TM) software was released in July 2004. Prior to that point, we had invested in software development and our revenue was substantially attributable to risk management consulting services. Following market introduction of the initial Acertus software application, we implemented our North American commercialization strategy. This involved three key initiatives including, (a) a corporate reorganization and reverse merger transaction, (b) investment in marketing and pre-sales activities, and (c) continued investment in ongoing development and support of our software. In January 2005, we also acquired the core Acertus(TM) Governance technology through the acquisition of Risk Governance, Inc., the licensee of that technology, in a share exchange. In 2005 we continued to enhance our software and invest in sales and marketing. In July 2005 we introduced new versions of our Acertus software applications. Accordingly, our financial performance in 2005 and continuing through 2006 reflects the investment and associated costs involved with transitioning our company from a services and development organization to a sales and marketing entity. While we believe our strategy has positioned us to compete favourably in the North American market, it has resulted and continues to result in significant expenditures, including large non-cash charges, which have contributed to increasing losses and shortages in working capital. Our ability to achieve profitability will depend, to a large extent, on our ability to leverage our investments to date to maximize our revenue through customer software licenses.

Reverse Takeover of Applewood's Restaurants, Inc.

On October 19, 2004, Applewood's Restaurants, Inc., the former name of our company, consummated a share exchange with the shareholders of Securac, Inc., an Alberta company. Pursuant to the share exchange, Applewood's Restaurants, Inc. issued a total of 37,246,289 shares of common stock to the owners of Securac Inc. and assumed warrants which now entitle the holders to purchase an aggregate of 2,970,000 shares of our common stock at any time until July 16, 2006 at an exercise price of US$0.75 per share. As a result of the transaction, Securac Inc. became a wholly-owned subsidiary of our company, Securac Inc. shareholders became the owners of more than 90% of our outstanding common stock, the management of Securac Inc. became the management of our company. and our company was transformed from a shell company into a company with an operating business. Accordingly, the transaction has been accounted for as a reverse takeover of our company by Securac Inc., the deemed acquirer for accounting purposes, and the historical financial statements of Securac Inc. have been deemed the historical financial statements of our company. In connection with and as a condition to the share exchange, we completed a one-for-fifteen reverse split of our outstanding shares of common stock effective October 21, 2004.

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

Revenue Recognition

Risk Management, Compliance, and Governance Software Products - Our software products are licensed to our clients under the terms of our End User Enterprise License Agreement and Order Form, whereby consideration in the form of License fees are based on a subscription for a fixed term. Since the grant of the License is irrevocable and the License fee is non-refundable prior to the expiry of the fixed term, the License Fees are recorded as earned revenues when we install the software at the client's site. Maintenance fees are initially deferred as unearned revenues and ratably recognized over the maintenance term. Implementation and professional services fees are recorded as earned, generally on a time and materials basis. The timing and certain methods of recognizing revenues require management to make estimates with respect to costs incurred, milestones reached and other factors.

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

Incentive Compensation

Annual incentive bonuses are a significant part of our company's compensation philosophy. These cash and stock option bonuses are generally tied to achieving certain firm-wide financial metrics and department level objectives. We generally accrue estimated annual cash bonus costs evenly over the fiscal year, with certain quarterly adjustments related to terminations and hiring and changes in expected financial or operational results. Incentive bonuses related to any fiscal year are generally paid on March 31 following the fiscal year end. We currently apply the intrinsic-value-based method of accounting for employee stock-based compensation prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under this method we recognize compensation expense only if awards are granted with an exercise price that is not fixed or below the fair value of our ordinary shares on the date of grant. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. As previously mentioned, the Company presently accounts for any stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25. However, the provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, any share-based employee compensation after December 15, 2005 will be recognized in the financial statements.

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

Results of Operations

The following table sets forth our statements of operations data for the periods indicated. Historical financials are stated in Canadian dollars, as unaudited:


                                                                  (unaudited)
                                                          For the Three Months Ended
                                                                   March 31,

Statement of Operations Data:                                2006            2005
                                                         ------------    ------------
       Revenue                                           $    613,579    $    185,499
       Cost of sales                                          312,122         179,769
                                                         ------------    ------------
       Gross profit                                           301,457           5,730
       Operating expenses
             General and administration                       115,680         305,946
             Sales, marketing and investor relations          355,927         613,429
             Research and development                         150,000         407,563
             Professional fees                                 35,704              --
             Stock based compensation                         149,615         706,186
             Amortization and depreciation                      6,498           3,313
                                                         ------------    ------------

       Loss from operations                                  (511,967)     (2,030,707)

       Other income (expense)                                 (15,365)         (2,771)
                                                         ------------    ------------

       Net loss                                              (527,332)     (2,033,478)
                                                         ============    ============
       Net loss per share:
             Total shares outstanding                      51,207,281      46,119,729
             Net loss per share                          ($      0.01)   ($      0.04)


Comparison of Quarters ended March 31, 2006 and 2005

Revenue

First quarter revenue of $613,579 increased by $428,080, or 231%, compared with $185,499 in the comparable period in 2005. The increase is due primarily to growth in professional services to new and existing customers, and the completion of an installation of our software with a large customer in the transportation industry. Revenue from our business consists of annual subscription based License Fees to our risk management, governance and compliance software products. Our licensing revenue is augmented with related revenue in annual maintenance, installation, training and professional services.

License Fees - This form of licensing allows customers to pay a minimum two-year subscription fee based on the number of users (many cases) tied to a server. We generally bill and collect these fees upon receipt of the Order Form and recognize the revenue when we install the software at the client's site because the grant of the license is irrevocable and the License Fee is non-refundable prior to the expiry of the fixed term. As matter of policy, we receive our Licensing Fees revenue in the functional currency of the country in which we do business.

For the first quarter of 2006 compared to 2005, License Fee revenue increased by 244% from $12,700 to $43,732, representing $14,752 in application service provider ("ASP") hosting fees pursuant to a licensing contract in Q3 of 2005 to Coca Cola HBC, and $29,980 in license fees billable to our transportation industry client upon completion of the installation of the software for an Acertus(TM) Governance license.

Annual Maintenance - Our customers pay a separate Annual Maintenance Fee based on our cost to provide knowledge database updates, version point updates, enhancements, access to the user community and Tier 1-2 telephone support. We bill and collect these fees upon receipt of the order form and record the entire amount of the Annual Maintenance Fee in deferred revenue. As we deliver to the client our Annual Maintenance throughout the term of the subscription, we recognize the associated revenue on a straight-line basis. In the first quarter of 2006 we earned $9,146 in Annual Maintenance that was removed from deferred revenue pursuant to the terms of the license agreements with our clients. In 2005 no Annual Maintenance Fees were recorded in revenue as they were not yet earned.

Installation and Training Fees - Installation and training fees are revenues related to services in connection with software installations. Installation and Training Fees are recorded as earned, generally on a time and materials basis. The timing of the recording of Installation Fees is governed by the terms of the implementation contracts and other factors that can cause significant variations from year to year. Installation and training amounted to $4,830 in the first quarter of 2006 compared to nil in the comparable period in 2005 as it was associated with our license contract with our transportation industry client. This amount is included in our aggregate Professional Services and Training Fees revenue that is set out in our income statement.

Professional Services - Professional Services revenue is derived from clients who require risk management assessments, compliance assessments, and assistance in integrating a risk management and governance framework into their organizations. These fees are recorded as earned, generally on a time and materials basis. The timing of the recording of installation fees is governed by the terms of the professional services contracts and other factors that can cause significant variations from year to year. Professional Services revenues increased 224% to $560,701 in the first quarter of 2006 through additional contracts with new clients and an extension of a contract with a major client compared to $172,799 in the same period ended in 2005.

Cost of Sales

Cost of sales increased from $179,769 in the first quarter of 2005 to $312,122 in 2006 representing the direct labour cost to Securac in carrying out its professional services activities. Even with this 74% increase, our increased sales activity caused our gross margin to be increased from $5,730 in the first quarter of 2005 to $301,457 in the first quarter of 2006 representing increased margin on our incremental professional services revenue.

Expenses

General and Administrative - General and Administrative expenses ("G&A") consist of management and administrative salaries and benefits, insurance, software and data costs, computer leasing, rent, legal and related expenses required to support our R&D, sales, and marketing initiatives. G&A decreased by over 160% to $115,680 in the first quarter of 2006 from $305,946 in the same period in 2005 as we implemented our plan to reduce expenditures and our associated reliance on equity and debt financing to support our operations.

Sales, Marketing, and Investor Relations - These expenses decreased by 72% to $355,927 in the first quarter of 2006 from $613,429 in the same period in 2005. This decrease is attributable the completion of our marketing collateral in the previous fiscal year, and the reduction in the number of sales professionals employed by us as we shift our direct sales strategy to a line-of-business model, using billable subject matter experts as practice leaders to generate services engagements, and subsequent licensing opportunities through the demonstration of our software on these engagements. Furthermore, we are experiencing a reduction in lead times in the sales cycle as the market for our software and services continues to mature, and we are focusing our remaining sales professionals to supporting our channel partner strategy.

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

R&D expenses decreased in the first quarter of 2006 to $150,000 from $407,563 in the same period in 2005 as the headcount decreased as a result of completing a major integration with a channel partner software platform and an upgrade initiative in 2005. We continue to focus our research and development efforts on improving and enhancing its existing solution offerings as well as developing new solutions. The research and development organization's responsibilities include product management, product development, and software maintenance and solution release management.

Professional Fees - This consists primarily of legal and accounting costs of $35,704 in 2006 in connection with our private placement financings and maintaining compliance to securities regulation. Professional fees in the comparable period of 2005 were recorded in G&A.

Stock Based Compensation - Our Stock Based Compensation account consists of non-cash charges including employee options, private placement finder's fees, and warrants valued using the Black-Scholes option pricing model for a total of $149,615 in the first quarter of 2006 compared to $706,186 in the comparable period in 2005. The amount in the first quarter of 2006 consisted primarily of a $134,025 charge on the value of a warrant to acquire 300,000 shares at US$0.50 per share.

Amortization and Depreciation - This consists of the depreciation of computer equipment and capital assets. In the first quarter of 2006 we recorded $6,498 compared to $3,313 in the same period last year.

Foreign Currency

We receive our revenue in the functional currency of the country that we do business in. We recognize and book the revenue in Canadian dollars. At present, there is no policy in place to manage foreign currency risk.

Liquidity and Capital Resources

The following table shows our summarized balance sheet data represented by items in our consolidated balance sheet as of March 31, 2006:

                                                                  As of
Balance Sheet Data:                                           March 31, 2006
                                                             ---------------
       Cash and cash equivalents                            $    79,756
       Accounts receivable                                      241,628
       Prepaids                                                  81,811
       Property and equipment                                    33,724
       Goodwill                                                 894,205
       Total assets                                           1,825,732
       Total liabilities                                      2,768,545
       Total shareholders equity (deficiency)                  (942,813)


As of March 31, 2006, we had a working capital deficit of $2,358,971 and an accumulated deficit of $15,654,941, the latter being primarily attributable to the consolidation of Securac Inc. and Securac Corp.'s existing accumulated deficit pursuant to the reverse merger transaction in October of 2004. We have incurred operating losses since inception. Our activities have been funded principally through equity and debt financings.

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

Principal Financial Commitments

As of March 31, 2006, our principal financial commitments consisted of trade payables, obligations under capital leases, contracts for office facilities, and notes payable to unrelated parties consisting of (a) $52,500 owing to the vendors of Brycol Consulting Ltd. that is non-interest bearing, unsecured and payable in equal monthly instalments commencing April 1, 2005; (b) $233,204 owing to Generation Capital Associates at a term interest rate of 18% payable on demand as of May 31, 2005, that is jointly and severally secured with personal guarantees of three directors; (c) $30,000 owing to a former employee at an annual interest rate of 12% to be repaid with principal and interest on October 31, 2005 that has been subsequently deferred with the consent of the holder until we receive sufficient financing to repay the principal and interest; and
(d) CDN$55,000 owing to an individual, that is due and payable on or before July 31, 2005 together with CDN$10,000 interest that has been subsequently deferred with the consent of the holder until we receive sufficient financing to repay the principal and interest.

On September 30, 2005, we entered into a series of definitive agreements with two affiliated funds, Dutchess Private Equities Fund, L.P. and Dutchess Private Equities Fund II, L.P., under which the funds provided us with US$300,000 in principal amount of short-term convertible debt and agreed to provide us with an additional US$200,000 principal amount of such debt and established what is commonly referred to as an equity line of credit in our favor for a maximum amount of US$10 million. The terms of these transactions are summarized in our Report on 8-K filed on October 6, 2005 which is publicly available through the SEC's Website located at http://www.sec.gov.

Item 3. Controls and Procedures

As previously reported in our Annual Report for the year ended December 31, 2005, our chief executive officer and chief financial officer, after evaluating the effectiveness of our company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, "Disclosure Controls") have concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

As previously reported, our Disclosure Controls did not contain adequate procedures to ensure proper accounting and financial reporting activities. This was due in large part to departure of accounting personnel and a lack of familiarity among then existing personnel with technical SEC accounting and reporting practices. As previously stated, we have hired additional accounting personnel and consultants, which should improve the effectiveness of our Disclosure Controls.

In connection with the evaluation referred to above, we have identified no change in our internal control of financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

(a)   An action was brought against us, Terry W. Allen,  Bryce Mitchell and Paul
      J. Hookham, in the Court of Queen's Bench, Judicial District of Calgary, Alberta on January 9, 2006 by Generation Capital Associates pursuant to a Promissory Note and personal Guarantees. We are currently in negotiations with Generation to reach a settlement arrangement with respect to the re-payment of the outstanding principal amount.

(b) An action was brought against us by Bryan Schultz, a former employee and vendor of Brycol Consulting Ltd. (a company we acquired in March, 2004), on March 28, 2006 in the Court of Queen's Bench, Judicial District of Calgary, Alberta, for non-payment of employee related expenses and non-payment of a portion of the purchase price related to the acquisition and other related matters. The Company has retained legal counsel to review the complaint and will be filing its answer in defense of the action in due course. The Company is unable to estimate the likelihood of an unfavorable outcome or the amount or range of any potential loss its potential liability or legal exposure for the litigation.

We are not a party to any other legal proceedings outside the ordinary course of our business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on our financial condition or results of operations.

Item 5. Other Information

None.

Item 6.  Exhibits

    Exhibit No.   Description
----------------- --------------------------------------------------------------
            31.1  Certification of Principal Executive Officer pursuant to
                  Exchange Act Rule 13a-14(a)
----------------- --------------------------------------------------------------
            31.2  Certification of Principal Financial Officer pursuant to
                  Exchange Act Rule 13a-14(a)
----------------- --------------------------------------------------------------
            32.1  Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002
----------------- --------------------------------------------------------------
            32.2  Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002
----------------- --------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Securac Corp.
                                                (Registrant)

                                           By:
                                                /s/ Paul James Hookham
                                               ---------------------------------
                                                Paul James Hookham
                                                Chief Financial Officer
                                                Treasurer and Secretary

Dated:  May 25, 2006