Form 10KSB/A
period 2005-12-31
Securac Corp
filed 2006-05-30
CIK 775926

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------
FORM 10-KSB/A
(AMENDMENT NO. 2)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
- OR -
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period _______________ to _______________.

COMMISSION FILE NUMBER: 033-07456-LA

SECURAC CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-0210214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500, 520 - 5th Avenue S.W., Calgary, Alberta Canada	T2P 3R7
(Address of principal executive offices)	(Zip Code)

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
	Yes ☑	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☑

The registrant’s revenue for the year ended December 31, 2005 was CDN $1,365,844.

The aggregate market value of the common equity held by non-affiliates of the registrant as of May 12, 2006 was approximately $6 million.

As of May 12, 2006, 52,565,565 shares of Common Stock, $.01 par value, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format:	Yes ☐ No ☑

EXPLANATORY NOTE

This Amendment is being filed to include as Exhibits the officer's certifications inadvertently omitted from the prior filing.

Item 13.	Exhibits

The following exhibits are filed with this Registration Statement:

Exhibit No.	Description
2.1	Form of Share Exchange Letter dated September 2, 2004 between Securac Inc. and each of the shareholders of Risk Governance, Inc. (1)
2.2	Asset Purchase Agreement dated August 17, 2004 between Securac Inc., Telecom Security Management Ltd. And Terry Hoffman (5)
2.3	Share Purchase Agreement dated January 6, 2005 between us and the shareholders of Risk Governance Inc. (2)
2.4	Asset Purchase Agreement dated December 13, 2005 between Securac Inc., Advanced Safety Management Ltd. and Scott Chisholm (11)
2.5	Form of Rescission Agreement dated effective as of April 30, 2006 between Securac Inc., Advanced Safety Management Ltd. and Scott Chisholm (11)
3.1	Amended and Restated Articles of Incorporation (3)
3.2	By-Laws. (4)
10.1	Software License and Services Agreement, dated April 1, 2004, between Securac Technologies Inc. and Securac Inc. (5)
10.2	Form of 2004 Incentive Stock Plan (3)
10.3	Loan Conversion Letter dated October 29, 2004 between our company and Douglas Park Capital Ltd. (5)
10.4	Lease of Office Space, dated June 30, 2003, between Consolidated Properties (520 - 5th Avenue) Ltd. ("Consolidated Properties") and Paradigm Geophysical Canada Ltd. ("Paradigm") (5)
10.5	Consent to Sublease, dated June 14, 2004, between Consolidated Properties, Paradigm and Securac Pacific Ltd. (formerly Brycol Consulting Ltd.) ("SPL") (5)
10.6	Sublease, dated June 24, 2004, between Paradigm and SPL (5)
10.7	Exclusive License Distribution Agreement dated October 10, 2003 between Risk Governance Ltd. and Risk Governance, Inc. (6)
10.8
Promissory Note dated March 30, 2005 granted in favour of Generation Capital Associates by Securac Corp. and jointly and severally guaranteed by Messrs. T.W. Allen, P. Hookham and B. Mitchell, including individual guarantees (6)

10.9	Promissory Note dated June 29, 2005 granted in favour of an individual by Securac Corp. (7)
10.10	Debenture Agreement dated September 30, 2005 granted in favour of Dutchess Private Equity Funds II, LP (8)
10.11	Debenture Registrations Rights Agreement dated September 30, 2005 between Securac Corp. and Dutchess Private Equity Funds II, LP (8)
10.12	Security Agreement dated September 30, 2005 between Securac Corp. and Dutchess Private Equity Funds II, LP (8)
10.13	Subscription Agreement dated September 30, 2005 granted in favour of Dutchess Private Equity Funds II, LP (8)
10.14	Warrant Agreement dated September 30, 2005 granted in favour of Dutchess Private Equity Funds II, LP (8)
10.15	Investment Agreement dated September 30, 2005 granted in favour of Dutchess Private Equities Fund, LP (8)
10.16	Registration Rights Agreement (for Investment Agreement) (8)
10.17	Escrow Agreement between Securac Corp., Dutchess Private Equities Fund II, LP and the escrow agent (8)
10.18	Form of Lock-up Agreement together with the Lock-Up Reinstatement Letter (9)
10.19	Offer of Employment Letter and Employee Confidential Information and Inventions Agreement dated May 17, 2004 for Deanna McKenzie (9)
14.1	Code of Ethics (5)
21.1	List of Subsidiaries: Securac Inc. and Risk Governance Inc. (5)
23.1	Consent of Chisholm, Bierwolf & Nilson (10)
23.2	Consent of Chisholm, Bierwolf & Nilson (11)
24.1	Powers of Attorney (12)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) (13)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) (13)
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)
_________________________________
(1)	Incorporated by reference to our Report on 8-K/A filed on January 19, 2005.
(2)	Incorporated by reference to our Report on 8-K filed on January 19, 2005.
(3)	Incorporated by reference to our Information Statement on Schedule 14C filed on September 28, 2004.
(4)	Incorporated by reference to our 10-KSB filed on January 4, 2002.
(5)	Incorporated by reference to our 10-KSB filed on April 15, 2005.
(6)	Incorporated by reference to our 10-QSB filed on May 24, 2005.
(7)	Incorporated by reference to our 10-QSB filed on August 16, 2005.
(8)	Incorporated by reference to our Report on 8-K filed on October 6, 2005.
(9)	Incorporated by reference to our Form SB-2 Registration Statement filed on October 31, 2005.
(10)	Incorporated by reference to our Form S-8 Registration Statement filed on January 21, 2005.
(11)	Incorporated by reference to our 10-KSB filed on May 19, 2006.
(12)	Incorporated by reference to our 10-KSB/A filed on May 22, 2006.
(13)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment on Form 10-KSB/A to be signed on our behalf by the undersigned, thereunto duly authorized.

Securac Corp. (Registrant)

By:	/s/ Terry W. Allen
Terry W. Allen Chief Executive Officer Principal Executive Officer

Dated: May 30, 2006