Form 10QSB
period 2006-06-30
Securac Corp
filed 2006-08-15
CIK 775926

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended JUNE 30, 2006
      - OR -
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period__________ to__________ .

                      COMMISSION FILE NUMBER: 033-07456-LA

                                  SECURAC CORP.
             (Exact name of registrant as specified in its charter)

                  Nevada                                88-0210214
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

100, 301 - 14th Street N.W., Calgary, Alberta Canada      T2N 2A1
      (Address of principal executive offices)          (Zip Code)
  2500, 520 - 5th Avenue S.W., Calgary, Alberta Canada    T2P 3R7

                                (Former Address)

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

Check whether the issuer (1) filed all reports required   Yes |X| No |_|
to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant is a shell Yes |_| No |X| company (as defined in Rule 12b-2 of the Exchange Act)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 59,426,940 as of August 10, 2006.

Transitional Small Business Disclosure Format:            Yes |_| No |X|

                                      INDEX



PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements...............................................2
Item 2.    Management's Discussion and Analysis or Plan of Operations.........8
Item 3.    Controls and Procedures...........................................16


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.................................................16
Item 3.    Defaults Upon Senior Securities...................................17
Item 6.    Exhibits..........................................................17

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                  SECURAC CORP.
                           Consolidated Balance Sheets
                         (Expressed in Canadian Dollars)

                                     ASSETS

                                            June 30,       December 31,
                                              2006            2005
                                           ----------      ----------
                                          (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents             $   43,189      $   58,733
     Accounts receivable, net                 166,301         288,884
     Notes receivable                          16,904          16,904
     Prepaid expenses and deposits            257,411          41,175
                                           ----------      ----------

         Total Current Assets                 483,805         405,696
                                           ----------      ----------

PROPERTY AND EQUIPMENT, net                    29,585          38,823
                                           ----------      ----------

OTHER ASSETS

     Notes receivable - related party         596,161         521,964
     Intellectual property                    803,205         803,205
     Goodwill                                  91,000          91,000
                                           ----------      ----------

         Total Other Assets                 1,490,366       1,416,169
                                           ----------      ----------

         TOTAL ASSETS                      $2,003,757      $1,860,688
                                           ==========      ==========



The accompanying notes are an integral part of these consolidated financial statements.

                                  SECURAC CORP.
                     Consolidated Balance Sheets (Continued)
                         (Expressed in Canadian Dollars)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    June 30,      December 31,
                                                                      2006            2005
                                                                 ------------     ------------
                                                                  (Unaudited)
CURRENT LIABILITIES

     Accounts payable                                            $    787,105     $    743,122
     Accrued liabilities                                              524,117          286,393
     Deferred revenue                                                 133,604          218,131
     Current portion of obligation under capital leases                 1,485            1,485
     Convetible debentures, net                                       837,314          266,061
     Notes payable - related party                                    785,764          863,643
     Notes payable                                                    334,638          285,704
                                                                 ------------     ------------

         Total Current Liabilities                                  3,404,027        2,664,539
                                                                 ------------     ------------

LONG-TERM DEBT

     Obligations under capital leases                                   6,379            6,379
                                                                 ------------     ------------

         Total Long-Term Debt                                           6,379            6,379
                                                                 ------------     ------------

         Total Liabilities                                          3,410,406        2,670,918
                                                                 ------------     ------------

STOCKHOLDERS' EQUITY

     Common stock , USD par value $0.01 per share (average
     of $0.015 CDN par value); 200,000,000 shares authorized,
     54,562,724 and 52,004,665 shares issued and
     outstanding, respectively                                        790,485          749,808
     Additional paid-in capital                                    15,611,709       14,698,337
     Subscriptions receivable                                      (1,047,400)      (1,047,400)
     Other comprehensive loss                                        (273,978)         (83,366)
     Accumulated deficit                                          (16,487,465)     (15,127,609)
                                                                 ------------     ------------

         Total Stockholders' Equity                                (1,406,649)        (810,230)
                                                                 ------------     ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                 $  2,003,757     $  1,860,688
                                                                 ============     ============
         COMMITMENTS                                                       --               --



The accompanying notes are an integral part of these consolidated financial statements.

                                  SECURAC CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)
                         (Expressed in Canadian Dollars)

                                                                    For the                          For the
                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                         June 30,
                                                         -----------------------------     -----------------------------
                                                             2006             2005             2006             2005
                                                         ------------     ------------     ------------     ------------
REVENUES
     License fees                                        $     17,505     $      2,000     $     61,237     $     14,700
     Annual Maintenenace                                       19,625               --           29,041               --
     Professional service and training fees                   596,261          285,905        1,173,723          458,704
                                                         ------------     ------------     ------------     ------------

        Total Revenue                                         633,391          287,905        1,264,001          473,404
                                                         ------------     ------------     ------------     ------------

OPERATING EXPENSES

     Direct costs of service revenue                          333,348           53,546          645,470          233,315
     General and administration                               240,178        3,153,944          391,562        3,459,890
     Sales, marketing and investor relations                  263,384          118,408          620,164          731,837
     Research and development                                 200,853          114,839          350,853          522,402
     Stock-based compensation                                 171,542          245,698          321,157          951,884
     Amortization and depreciation                              5,099            3,313           11,597            6,626
                                                         ------------     ------------     ------------     ------------

        Total Operating Expenses                            1,214,404        3,689,748        2,340,803        5,905,954
                                                         ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                                         (581,013)      (3,401,843)      (1,076,802)      (5,432,550)
                                                         ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)

     Realized (loss) gain on foreign currency exchang            (815)              --           (3,714)              --
     Other income (expense)                                   (55,700)              --          (55,700)              --
     Interest expense                                        (194,996)            (600)        (223,640)          (3,371)
                                                         ------------     ------------     ------------     ------------

        Total Other Income (Expense)                         (251,511)            (600)        (283,054)          (3,371)
                                                         ------------     ------------     ------------     ------------

LOSS BEFORE INCOME TAX                                   $   (832,524)    $ (3,402,443)    $ (1,359,856)    $ (5,435,921)
Provision for Income Tax                                           --               --               --               --
                                                         ------------     ------------     ------------     ------------

NET LOSS                                                 $   (832,524)    $ (3,402,443)    $ (1,359,856)    $ (5,435,921)
                                                         ============     ============     ============     ============

BASIC LOSS PER COMMON SHARE                              $      (0.02)    $      (0.07)    $      (0.03)    $      (0.11)
                                                         ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                 53,047,570       49,045,805       52,004,665       47,590,701
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

                                  SECURAC CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                         (Expressed in Canadian Dollars)

                                                            For the Six Months Ended
                                                                     June 30,
                                                          ---------------------------
                                                              2006            2005
                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                  $(1,359,856)    $(5,594,327)
Adjustments to reconcile net loss to net cash
 (used in) operating activities:
     Depreciation and amortization                             10,197           6,626
     Beneficial conversion interest                           571,253              --
     Common stock issued for services rendered                 90,170         962,982
     Common stock issued for interest                         132,431              --
     Fair value of options and warrants                       266,252       2,763,592
Changes in operating assets and liabilities:
     Accounts receivable                                      122,583          53,001
     Advances and other receivables                                --          (5,127)
     Prepaid expenses and deposits                             (9,053)          2,861
     Deferred revenue                                         (84,527)         (5,064)
     Accounts payable and accrued liabilities                 339,812         587,485
                                                          -----------     -----------

        Net Cash (Used in) Operating Activities                79,262      (1,227,971)
                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds to related party receivables                    (74,197)         (5,885)
     Purchases of property and equipment                         (960)         (1,367)
                                                          -----------     -----------

        Net Cash Used in Investing Activities                 (75,157)         (7,252)
                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds on notes payable                                 48,934         243,460
     Payments on notes payable                                (77,879)        (94,436)
     Proceeds from issuance of common stock                   199,908         972,537
     Cash received on subscriptions receivable                     --          75,651
                                                          -----------     -----------

        Net Cash Provided by Financing Activities             170,963       1,197,212
                                                          -----------     -----------

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                               (190,612)         11,229
                                                          -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (15,544)        (26,782)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               58,733         254,860
                                                          -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    43,189     $   228,078
                                                          ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

        Interest                                          $    28,644     $     1,200
        Income taxes                                      $        --     $        --

NON-CASH FINANCING ACTIVITIES

        Common stock issued for services rendered         $    90,170     $   962,982
        Common stock issued for retirement of payables    $    58,104     $   145,879


The accompanying notes are an integral part of these consolidated financial statements.

                         SECURAC CORP. AND SUBSIDIARIES
                   Notes to the Condensed Financial Statements
                       June 30, 2006 and December 31, 2005
                                   (unaudited)


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - LOSS PER SHARE

      Following is a reconciliation of the loss per share for the three months and six months ended June 30, 2006 and 2005:

                                                     For the
                                                Three Months Ended
                                                     June 30,
                                        ------------------------------
                                             2006              2005
                                        -------------     ------------
        Net (loss) available to
         common shareholders            $    (832,524)    $ (3,560,849)
                                        =============     ============

        Weighted average shares            53,047,570       49,045,805
                                        =============     ============

        Basic loss per share (based
         on weighted average shares)    $       (0.02)    $      (0.07)
                                        =============     ============

                                                     For the
                                                Six Months Ended
                                                     June 30,
                                        ------------------------------
                                             2006              2005
                                        -------------     ------------
        Net (loss) available to
         common shareholders            $  (1,359,856)    $ (5,594,327)
                                        =============     ============

        Weighted average shares            52,004,665       47,590,701
                                        =============     ============

        Basic loss per share (based
         on weighted average shares)    $       (0.03)    $      (0.12)
                                        =============     ============

      Weighted average shares issuable upon the exercise of stock options and warrants were not included in the foregoing calculations because they are antidilutive.

                         SECURAC CORP. AND SUBSIDIARIES
                   Notes to the Condensed Financial Statements
                       June 30, 2006 and December 31, 2005
                                   (unaudited)


NOTE 3 - GOING CONCERN

      The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $16,487,456 at June 30, 2006, a working capital deficit of approximately $2,920,222, and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to raise additional equity capital and increase revenues and reduce costs to sustain operations.

NOTE 4 - MATERIAL EVENTS

      During the three months ended June 30, 2006, the Company granted options and warrant, to various employees for services rendered. Pursuant to these option grants, the Company recorded additional interest expense totaling CDN$107,476. In addition, the Company granted additional warrants to a company in partial consideration for a bridge loan. Pursuant to these warrants, the Company recorded additional interest expense totaling CDN$18,761.

      During the three months ended June 30, 2006, the Company entered into a bridge loan agreement with a lending company. Pursuant to the terms of a bridge loan agreement, the Lender provided funding to the Company in the principal amount of US$500,000. The loan bears interest at 10% per annum pursuant to a form of note granted in favor of the lender. Principal and interest are due and payable on November 11, 2006. In addition, the obligations of the Company under the loan agreement and note are secured by a general security interest in all of the Company's assets, as well as a pledge of an aggregate of 21,309,009 shares of its common stock, owned by certain of its trust stockholders, the beneficiaries of which include certain of the Company's directors and management. In connection with the loan agreement, the Company also issued to the lender 87,500 restricted shares of its common stock and caused an additional 87,500 shares to be transferred to the lender by existing stockholders. The Company has committed to provide the lender with additional issued shares in an amount equal to US$175,000 worth of common stock (half of which shall be restricted and half of which shall be salable under Rule 144) in the event that the Note is not repaid in its entirety on or before July 31, 2006. In connection with the loan, the Company issued to the Lender a warrant to purchase 175,000 shares of its common stock at an exercise price of US$0.14 per share. The warrant contains a cashless exercise provision and is exercisable at any time until May 11, 2001.

NOTE 5 - MATERIAL EVENTS

      An action was brought against us in April, 2006 in the Court of Queen's Bench, Judicial District of Edmonton, Alberta, for unpaid legal fees in the amount of $122,999 by Parlee McLaws, a law firm which provided legal services to us. Pursuant to a settlement agreement reached between the parties, we have agreed to pay the amounts claimed over time.

      An action was brought against us by Bryan Schltz, a former employee and vendor of Brycol Consulting Ltd. (a company we acquired in March, 2004), on March 28, 2006 in the Court of Queen's Bench, Judicial District of Calgary, Alberta, for non-payment of employee related expenses and non-payment of a portion of the purchase price related to the acquisition and other related matters. The total amount claimed is $54,056. Pursuant to a settlement agreement reached between the parties, we have agreed to pay the amounts claimed over time.

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

Reverse Takeover of Applewood's Restaurants, Inc.

On October 19, 2004, Applewood's Restaurants, Inc., the former name of our company, consummated a share exchange with the shareholders of Securac, Inc., an Alberta company. Pursuant to the share exchange, Applewood's Restaurants, Inc. issued a total of 37,246,289 shares of common stock to the owners of Securac Inc. and assumed warrants which now entitle the holders to purchase an aggregate of 2,970,000 shares of our common stock at any time until July 16, 2006 at an exercise price of US$0.75 per share. As a result of the transaction, Securac Inc. became a wholly-owned subsidiary of our company, Securac, Inc. shareholders became the owners of more than 90% of our outstanding common stock, management of Securac Inc. became the management of our company and our company was transformed from a shell company into a company with an operating business. Accordingly, the transaction has been accounted for as a reverse takeover of our company by Securac Inc., the deemed acquirer for accounting purposes, and the historical financial statements of Securac, Inc. have been deemed the historical financial statements of our company. In connection with and as a condition to the share exchange, we completed a one-for-fifteen reverse split of our outstanding shares of common stock effective October 21, 2004.

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

Incentive Compensation

Annual incentive bonuses are a significant part of our company compensation philosophy. These cash and stock option bonuses are generally tied to achieving certain firm-wide financial metrics and department level objectives. We generally accrue estimated annual cash bonus costs evenly over the fiscal year, with certain quarterly adjustments related to terminations and hiring and changes in expected financial or operational results. Incentive bonuses related to any fiscal year are generally paid on March 31 following the fiscal year end. We currently apply the intrinsic-value-based method of accounting for employee stock-based compensation prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under this method we recognize compensation expense only if awards are granted with an exercise price that is not fixed or below the fair value of our ordinary shares on the date of grant. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. As previously mentioned, we presently account for any stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25. However, the provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, any share-based employee compensation after December 15, 2005 will be recognized in the financial statements.

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

Results of Operations

The following table sets forth our statements of operations data for the periods indicated. Historical financials are stated in Canadian dollars, as unaudited:


                                                    For the Three Months Ended
                                                             June 30,
                                                           (unaudited)
Statement of Operations Data:                         2006             2005
                                                  ------------     ------------
Revenue                                           $    633,391     $    287,905
Cost of sales                                          333,348           53,546
                                                  ------------     ------------
Gross profit                                           300,043          234,359
Operating expenses
      General and administration                       240,178        3,153,944
      Sales, marketing and investor relations .        263,384          118,408
      Research and development                         200,853          114,839
      Stock based compensation                         171,542          245,698
      Amortization and depreciation                      5,099            3,313
                                                  ------------     ------------
Loss from operations                                  (581,013)      (3,401,843)
Other income (expense)                                (251,511)            (600)
                                                  ------------     ------------
Net loss                                              (832,524)      (3,402,443)
                                                  ============     ============
Net loss per share:
      Total shares outstanding                      53,047,570       49,045,805
      Net loss per share                                ($0.02)          ($0.07)

Comparison of Quarters ended June 30, 2006 and 2005

Revenue

Second quarter revenue of $633,391 increased by $345,486 or 120%, compared with $287,905 in the comparable period in 2005. For the six months ended, revenue increased 167% to $1,264,001 compared to $473,704 in Q2 of 2005. The increase is due primarily to growth in professional services to new and existing customers, and licensing revenue and maintenance fees from contracts booked in prior periods. Revenue from our business consists of annual subscription based License Fees to our risk management, governance and compliance software products. Our licensing revenue is augmented with related revenue in annual maintenance, installation, training and professional services.

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

For the second quarter of 2006, License Fee revenue was $17,505 compared to $14,700 in the prior period, representing application service provider ("ASP") hosting fees pursuant to licensing agreements with our clients executed in prior periods and booked under deferred revenue. For the six months ended, License Fee revenue increased to $61,237 in 2006 compared to $14,700 in 2005.

Annual Maintenance - Our customers pay a separate Annual Maintenance Fee based on our cost to provide knowledge database updates, version point updates, enhancements, access to the user community and Tier 1-2 telephone support. We bill and collect these fees upon receipt of the order form and record the entire amount of the Annual Maintenance Fee in deferred revenue. As we deliver to the client our Annual Maintenance throughout the term of the subscription, we recognize the associated revenue on a straight-line basis. In the second quarter of 2006 we earned $19,625 in Annual Maintenance that had previously been included in deferred revenue consistent with the terms of the license agreements with our clients. For the six months ended 2006, Annual Maintenance Fees were $29,041, compared to nil in the comparable period in 2005, as no Annual Maintenance Fees were recorded in revenue as they were not yet earned.

Installation and Training Fees - Installation and training fees are revenues related to services in connection with software installations. Installation and Training Fees are recorded as earned, generally on a time and materials basis. The timing of the recording of Installation Fees is governed by the terms of the implementation contracts and other factors that can cause significant variations from year to year. Installation and training is included in our aggregate Professional Services and Training Fees revenue that is set out in our income statement.

Professional Services - Professional Services revenue is derived from clients who require risk management assessments, compliance assessments, and assistance in integrating a risk management and governance framework into their organizations. These fees are recorded as earned, generally on a time and materials basis. The timing of the recording of installation fees is governed by the terms of the professional services contracts and other factors that can cause significant variations from year to year. Professional Services revenues increased 109% to $596,261 in the second quarter of 2006 through additional contracts with new clients and an extension of a contract with a major client compared to $285,905 in the same period ended in 2005. For the six months ended 2006, Professional Services revenue increased to $1,173,723 compared to $458,704 in the comparable period in 2005.

Cost of Sales

Cost of sales increased from $53,546 in the second quarter of 2005 to $333,348 in 2006 representing the direct labour cost to our company in carrying out its professional services activities. Even with this 523% increase, our increased sales activity caused our gross margin to increase 28% from $234,359 in the second quarter of 2005 to $300,043 representing increased margin on our incremental professional services revenue. For the six months ended 2006, our cost of sales increased to $645,470 compared to $233,315 in the prior period, still representing a 158% increase in gross margin.

Expenses

General and Administrative - General and Administrative expenses ("G&A") consist of management and administrative salaries and benefits, insurance, software and data costs, computer leasing, rent, legal and related expenses required to support our R&D, sales, and marketing initiatives. G&A decreased significantly from $3,153,944 in Q2 of 2005 to $240,178 in the second quarter of 2006 as we continued our plan set out in 2006 to reduce expenditures not associated with generating direct sales revenue. For the six months ended 2006, G&A decreased to $391,562 compared to $3,459,890 in the prior period, as a result of management trimming expenditures in Q1 and Q2 of the fiscal year to date.

Sales, Marketing, and Investor Relations - These expenses increased by 122% to $263,384 in the second quarter of 2006 from $118,408 in the same period in 2005. This Q2 increase is attributable to us not having significant sales and marketing staff in the comparable period in the prior fiscal year. However, for the six months ended 2006, our sales, marketing and investor relations expenses decreased to $620,164 compared to $731,837 representing the completion of our marketing collateral in the previous fiscal year, and the reduction in the number of sales professionals employed by us as we shift our direct sales strategy to a line-of-business model, using billable subject matter experts as practice leaders to generate services engagements, and subsequent licensing opportunities through the demonstration of our software on these engagements. Furthermore, we are experiencing a reduction in lead times in the sales cycle as the market for our software and services continues to mature, and we are focusing our remaining sales professionals to supporting our channel partner strategy.

Research and Development - . Since March, 2004, substantially all of our R&D activities have been conducted through Securac Technologies Inc., a privately-owned company that is owned and controlled by Messrs. Terry Allen, Paul Hookham and Bryce Mitchell, and is considered a Canadian Controlled Private Corporation ("CCPC") for Canadian tax purposes. While we are committed to pay for certain of the R&D activities incurred by the CCPC, the costs are significantly less than if the R&D activities were incurred directly by us, due to the qualification of a CCPC for investment tax credits and research grants that would not otherwise be available to a U.S. publicly traded entity. All intellectual property developed by the CCPC is owned by the CCPC and licensed to us on an exclusive basis for commercialization in North America. The right to commercialize outside of North America is retained by the CCPC.

R&D expenses increased in the second quarter of 2006 to $200,853 from $114,839 in the same period in 2005 as additional resources were retained to assist in the completion of our Acertus(TM) Assessment 2005-A3 enhancements. For the six months ended 2006, R&D decreased to $350,853 compared to 522,402 as a result of the completion of the integration of the Acertus(TM) Governance software arising from our acquisition in January, 2005 with our Acertus(TM) Risk Assessment software, which was a major initiative involving additional cost. In 2006, we continue to focus our research and development efforts on improving and enhancing its existing solution offerings as well as developing new solutions. The research and development organization's responsibilities include product management, product development, and software maintenance and solution release management.

Stock Based Compensation - Our Stock Based Compensation account consists of non-cash charges including employee options, private placement finder's fees, and warrants valued using the Black-Scholes option pricing model for a total of $171,542 in the second quarter of 2006 compared to $321,157 in the comparable period in 2005. The amount in the second quarter of 2006 consisted primarily of stock based expenses associated with our financing with CAMOFI Master LDC. Stock Based Compensation decreased significantly from the six months ended 2005 of $951,884 to $321,157 in the comparable period of 2006, as management has taken the approach of granting employee options equal to fair market value at the time of the grant.

Amortization and Depreciation - This consists of the depreciation of computer equipment and capital assets. In the second quarter of 2006 we recorded $5,099 compared to $3,313 in the same period last year. For the six months ended 2006, we recorded 11,597 compared to $6,626 in the prior period, representing the increase in capital assets on our balance sheet.

Interest Expense - In Q2 of 2006, this account increased significantly to $194,996 from $600 in the prior comparable period, primarily as a result of issuing common stock to Generation Capital to whom we are indebted for US$197,138, in partial consideration for extending the repayment terms of our outstanding Note Payable pursuant to a forbearance agreement.

Foreign Currency

We receive our revenue in the functional currency of the country that we do business in. We recognize and book the revenue in Canadian dollars. At present, there is no policy in place to manage foreign currency risk.

Liquidity and Capital Resources

The following table shows our summarized balance sheet data represented by items in our consolidated balance sheet as of June 30, 2006:

                                                           As of
Balance Sheet Data:                                    June 30, 2006
                                                       -------------
             Cash and cash equivalents                 $    43,189
             Accounts and Notes receivable                 183,205
             Prepaids                                      257,411
             Property and equipment                         29,585
             Goodwill                                      894,205
             Total assets                                2,003,757
             Total liabilities                           3,410,406
             Total shareholders equity (deficiency)     (1,406,649)

As of June 30, 2006, we had a working capital deficit of $2,920,222 and an accumulated deficit of $16,487,465, the latter being primarily attributable to the consolidation of Securac Inc. and Securac Corp.'s existing accumulated deficit pursuant to the reverse merger transaction in October of 2004. We have incurred operating losses since inception. Our activities have been funded principally through equity and debt financings.

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

Our existing cash resources, together with anticipated funds from operations, are insufficient to fund our planned operations during the next 12 months. As a result, we are dependent upon receipt of proceeds from additional equity and/or debt financings to continue our plan of operations. We do not presently have commitments from funding sources sufficient to satisfy our needs. There can be no assurance that any financing will be available on terms satisfactory to us or at all. If we are unable to secure additional funding as and when needed, we may be forced to scale back the level and scope of our planned operations.

Principal Financial Commitments

As of June 30, 2006, our principal financial commitments consisted of trade payables, obligations under capital leases, contracts for office facilities, and notes payable to unrelated parties consisting of (a) $52,500 owing to the vendors of Brycol Consulting Ltd. that is non-interest bearing, unsecured and payable in equal monthly instalments commencing April 1, 2005; (b) $223,151 owing to Generation Capital Associates at a term interest rate of 18% payable on demand as of May 31, 2005, that is jointly and severally secured with personal guarantees of three directors; (c) $30,000 owing to a former employee at an annual interest rate of 12% to be repaid with principal and interest on October 31, 2005 that has been subsequently deferred with the verbal consent of the holder until we receive sufficient financing to repay the principal and interest; (d) CDN$55,000 owing to an individual, that is due and payable on or before July 31, 2005 together with CDN$10,000 interest that has been subsequently deferred with the verbal consent of the holder until we receive sufficient financing to repay the principal and interest; and (e) on June 1, 2006, we assumed a loan agreement for and on behalf of Securac Technologies Inc., a privately-owned company that is owned and controlled by Messrs. Allen, Hookham and Mitchell, executive officers and directors of our company, in the amount of CDN$100,000 owing to an individual, that is due and payable on October 1, 2006 together with monthly interest payments of 10%, in exchange for reducing accrued amounts owing from Securac Inc. to Securac Technologies Inc. arising from ongoing R&D charges incurred but not paid.

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

On May 11, 2006, we entered into a series of definitive agreements with CAMOFI Master LDC, under which the lender provided us with $500,000 in principal amount of short-term debt. The terms of this transaction is summarized in our Report on 8-K filed on June 16, 2006, which is publicly available through the SEC's website located at http://www.sec.gov.

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

Since our Annual Report for the year ended December 31, 2005, we have implemented Disclosure Controls that contain procedures to ensure proper accounting and financial reporting activities and are continuing to review these procedures.

In connection with the evaluation referred to above, we have identified no change in our internal control of financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(a) An action was brought against us in April, 2006 in the Court of Queen's Bench, Judicial District of Edmonton, Alberta, for unpaid legal fees in the amount of $122,998.77 by Parlee McLaws, a law firm which provided legal services to us. Pursuant to a settlement agreement reached between the parties, we have agreed to pay the amounts claimed over time.

(b) An action was brought against us by Bryan Schultz, a former employee and vendor of Brycol Consulting Ltd. (a company we acquired in March, 2004), on March 28, 2006 in the Court of Queen's Bench, Judicial District of Calgary, Alberta, for non-payment of employee related expenses and non-payment of a portion of the purchase price related to the acquisition and other related matters. The total amount claimed is $54,055.66. Pursuant to a settlement agreement reached between the parties, we have agreed to pay the amounts claimed over time.

We are not a party to any other legal proceedings outside the ordinary course of our business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on our financial condition or results of operations. We may be subject to legal action in the future, particularly in light of our shortages in working capital and our inability to satisfy debts as they become due.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As previously reported in our Annual Report for the year ended December 31, 2005, on April 4, 2006, we received a Notice of Default (the "Notice") from Dutchess Private Equities Fund, II, LP (the "Holder") under the Debenture Agreement dated as of September 30, 2005, (the "Debenture"). The notice asserted that we failed to make principal and interest payments on the Debenture for March and April, 2006.

The Notice also advised us that the Holder declared the remaining principal balance, interest and liquidated damages immediately due and payable.

As of August 11, 2006, the aggregate amount of USD$969,642.63 the Holder claimed to be due and owing.

ITEM 6. EXHIBITS



Exhibit No.       Description
-----------       -----------

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


Dated: August 14, 2006