Form 10QSB
period 2006-09-30
Securac Corp
filed 2006-11-20
CIK 775926

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

                                     - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period _______________ to _______________ .

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 61,664,260

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes |_| No |X|

Transitional Small Business Disclosure Format:                    Yes |_| No |X|

================================================================================

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...................................................2
Item 2. Management's Discussion and Analysis or Plan of Operations............12
Item 3. Controls and Procedures...............................................19

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.....................................................20
Item 3. Defaults Upon Senior Securities.......................................20
Item 5. Other Information.....................................................20
Item 6. Exhibits..............................................................20

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  SECURAC CORP.
                           Consolidated Balance Sheets
                         (Expressed in Canadian Dollars)

                                     ASSETS

                                                     September 30,      December 31,
                                                         2006              2005
                                                     -------------      ------------
                                                     (Unaudited)     (Restated - Note 7)
CURRENT ASSETS

     Cash and cash equivalents                        $       --        $   58,733
     Accounts receivable, net                            203,046           288,884

     Notes receivable                                         --            16,904
     Prepaid expenses and other                          204,687            41,175
                                                      ----------        ----------

        Total Current Assets                             407,733           405,696
                                                      ----------        ----------

PROPERTY AND EQUIPMENT, net                               25,009            38,823
                                                      ----------        ----------

OTHER ASSETS

     Notes receivable - related party                    223,407           521,964
     Intellectual property, net                          736,272           803,205
     Goodwill                                             91,000            91,000
                                                      ----------        ----------

        Total Other Assets                             1,050,679         1,416,169
                                                      ----------        ----------

        TOTAL ASSETS                                  $1,483,421        $1,860,688
                                                      ==========        ==========

                                  SECURAC CORP.
                     Consolidated Balance Sheets (Continued)
                         (Expressed in Canadian Dollars)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30,      December 31,
                                                                                   2006               2005
                                                                               ------------       ------------
                                                                                (Unaudited)    (Restated - Note 7)
CURRENT LIABILITIES

     Accounts payable                                                          $    752,238       $    743,121
     Accrued liabilities                                                            614,331            286,393

     Bank overdraft                                                                  25,971                 --
     Deferred revenue                                                               104,969            218,131

     Derivative liabilities                                                          27,337            317,281

     Current portion of obligation under capital leases                               1,485              1,485
     Notes payable - related party                                                  828,296            863,643
     Notes payable                                                                  189,734            285,704

     Convertible debentures, net of discount of                                          --
        $215,545 and $296,374, respectively                                         765,762            192,636
                                                                               ------------       ------------

        Total Current Liabilities                                                 3,310,124          2,908,394
                                                                               ------------       ------------

LONG-TERM DEBT

     Obligations under capital leases                                                 6,379              6,379
                                                                               ------------       ------------

        Total Long-Term Debt                                                          6,379              6,379
                                                                               ------------       ------------

        Total Liabilities                                                         3,316,503          2,914,773
                                                                               ------------       ------------

STOCKHOLDERS' EQUITY

     Common stock , USD par value $0.01 per share (average of $0.015 CDN par value); 200,000,000 shares authorized, 61,664,260
       and 50,930,487 shares issued and outstanding, respectively                   870,242            749,808
     Additional paid-in capital                                                  16,240,564         14,451,593
     Subscriptions receivable                                                    (1,580,248)        (1,047,400)

     Other comprehensive loss                                                      (155,746)           (83,366)
     Accumulated deficit                                                        (17,207,894)       (15,124,720)
                                                                               ------------       ------------

        Total Stockholders' Equity                                               (1,833,082)        (1,054,085)
                                                                               ------------       ------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                                                $  1,483,421       $  1,860,688
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

                                  SECURAC CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)
                         (Expressed in Canadian Dollars)

                                                            For the                         For the
                                                      Three Months Ended               Nine Months Ended
                                                          September 30,                  September 30,
                                                  ----------------------------    ----------------------------
                                                      2006            2005            2006            2005
                                                  ------------    ------------    ------------    ------------
REVENUES
     License fees                                 $     21,843    $     61,979    $     83,080    $     76,679

     Annual maintenance                                  9,987              --          39,028              --

     Professional service and training fees            711,646         338,953       1,852,300         797,657
                                                  ------------    ------------    ------------    ------------

        Total Revenue                                  743,476         400,932       1,974,408         874,336
                                                  ------------    ------------    ------------    ------------

OPERATING EXPENSES

     Direct costs of service revenue                   659,017         190,178       1,304,487         544,673

     General and administration                        345,434         462,161         705,494       1,151,042

     Sales, marketing and investor relations           225,576         340,175         845,739         958,249

     Research and development                          134,132         134,526         484,985         815,334

     Salary and other compensation                     158,517         753,832         479,674       4,469,308

     Amortization and depreciation                      27,410           3,313          82,230           9,939
                                                  ------------    ------------    ------------    ------------

        Total Operating Expenses                     1,550,086       1,884,185       3,902,609       7,948,545
                                                  ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                  (806,610)     (1,483,253)     (1,928,201)     (7,074,209)
                                                  ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

     Realized loss on foreign currency exchange          5,753              --           2,039              --

     Other income (expense)                             33,871              --         (21,829)             --
     Change in fair value of derivative warrant
     liability                                           6,058              --         308,705              --

     Interest expense                                 (143,959)        (41,818)       (443,888)        (45,189)
                                                  ------------    ------------    ------------    ------------

        Total Other Income (Expense)                   (98,277)        (41,818)       (154,973)        (45,189)
                                                  ------------    ------------    ------------    ------------


NET LOSS                                          $   (904,887)   $ (1,525,071)   $ (2,083,174)   $ (7,119,398)
                                                  ============    ============    ============    ============

BASIC LOSS PER COMMON SHARE                       $      (0.02)   $      (0.03)   $      (0.04)   $      (0.15)
                                                  ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF

 COMMON SHARES OUTSTANDING                          59,126,290      51,458,802      54,404,627      48,894,237
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

                         SECURAC CORP. AND SUBSIDIARIES
       Statements of Stockholders' Equity (Deficit) and Comprehensive Loss
                         (Expressed in Canadian Dollars)

                                           Common Stock           Additional       Stock           Other
                                     -------------------------     Paid-in      Subscription    Comprehensive    Accumulated
                                       Shares        Amount        Capital       Receivable         Loss          Deficit
                                     ----------   ------------   ------------   ------------    -------------   ------------
Balance, December 31, 2004           43,546,990   $    658,478   $  4,911,558   $   (617,708)   $    (59,470)   $ (5,292,998)

Cancellation of common stock           (600,000)        (7,314)      (541,236)       548,550              --              --

Common stock issued to acquire
 RGI at $1.24 per share (Note 1)      2,295,444         28,397      2,811,297             --              --              --

Common stock issued in exercise
 of options at prices ranging
 from $0.60 to $0.62 per share        3,380,000         42,120      2,063,894     (1,260,039)             --              --

Common stock issued for cash in
 a private placement at $0.93
 per share                              155,732          1,912        152,247             --              --              --

Common stock issued in lieu of
 accounts payable and services
 rendered at prices ranging from
 $1.55 to $1.86 per share               164,355          2,030        300,299             --              --              --

Common stock issued for services
 at $1.87 per share                     300,000          3,739        557,096             --              --              --

Common stock issued for services
 at $1.41 per share                     400,000          4,898        560,498             --              --              --

Additional shares of common
 stock issued related to reverse
 merger                                  10,000            125             --             --              --              --

Common stock issued for services
 at prices ranging from $0.50 to
 $0.93 per share                      1,177,966         14,258        730,160             --              --              --

Common stock issued in lieu of
 interest payment on promissory
 note at $0.44 per share                100,000          1,165         42,878             --              --              --

Stock offering cost                          --             --        (21,579)            --              --              --

Receipt of subscription
 receivable                                  --             --             --        281,797              --              --

Issuance/vesting of common stock
 options                                     --             --      2,884,481             --              --              --

Foreign currency translation
 adjustment                                  --             --             --             --         (23,896)             --

Net loss for the year ended
 December 31, 2005                           --             --             --             --      (9,831,722)
                                     ----------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2005           50,930,487   $    749,808   $ 14,451,593   $ (1,047,400)   $    (83,366)   $(15,124,720)
                                     ----------   ------------   ------------   ------------    ------------    ------------

   The accompanying notes are an integral part of these consolidated financial statements.

                         SECURAC CORP. AND SUBSIDIARIES
 Statements of Stockholders' Equity (Deficit) and Comprehensive Loss (Continued)
                         (Expressed in Canadian Dollars)

                                           Common Stock           Additional       Stock           Other
                                     -------------------------     Paid-in      Subscription    Comprehensive    Accumulated
                                       Shares        Amount        Capital       Receivable         Loss          Deficit
                                     ----------   ------------   ------------   ------------    -------------   ------------
Balance, December 31, 2005           50,930,487   $    749,808   $ 14,451,593   $ (1,047,400)   $    (83,366)   $(15,124,720)
Common stock issued for services
at $0.64 per share                       14,970            174          9,422             --              --              --
Common stock issued in lieu of
payable at $0.64 per share               78,282            911         49,213             --              --              --
Common stock issued for cash
at $0.63 per share                       45,455            520         28,088             --              --              --
Common stock issued for cash
at $0.57 per share                      200,000          2,287        112,073             --              --              --
Common stock issued in lieu of
payable at $0.65 per share               12,280            140          7,840             --              --              --
Common stock issued for prepaid
services at $0.59 per share              75,000            864         43,200             --              --              --
Common stock issued for extension
of note payable at $0.29 per
share, recorded as interest
expense                                 100,000          1,142         27,410             --              --              --
Common stock issued for cash
at $0.11 per share                      500,000          5,694         51,246             --              --              --
Common stock issued for extension
of note payable at $0.22 per
share, recorded as interest
expense                                 200,000          2,226         42,294             --              --              --
Common stock issued for interest
and prepaid interest at $0.12 per
share                                    87,500            970          9,699             --              --              --
Common stock issued for services
at $0.09 per share                      718,750          8,008         56,058             --              --              --
Common stock issued for extension
of note payable at $0.12 per
share, recorded as interest
expense                                 200,000          2,246         22,464             --              --              --
Common stock issued for services
at $0.17 per share                      100,000          1,100         15,404             --              --              --
Common stock issued for interest
and prepaid interest at $0.14 per
share                                 1,200,000         13,288        159,422             --              --              --
Common stock issued for extension
of note payable at $0.14 per share,
recorded as interest expense            100,000          1,107         13,285             --              --              --

Contributed capital by shareholder           --             --         10,669             --              --              --
Common stock issued in exercise
of options at $0.09 per share         4,000,000         45,096        315,672        (88,683)             --              --
Common stock issued for services
at $0.62 per share                       11,436            130          7,000             --              --              --
Common stock issued in exercise
of options at $0.13 per share           150,000          1,672         15,315        (16,988)             --              --
Common stock issued in exercise
of options at $0.15 per share         2,000,100         22,467        269,606       (292,073)             --              --
Common stock issued in exercise
of options at $0.14 per share           940,000         10,392        124,712       (135,104)             --              --
Issuance of common stock options             --             --        398,879             --              --              --
Foreign currency translation
adjustment                                   --             --             --             --         (72,380)             --
Net loss for the period ended
September 30, 2006                           --             --             --             --              --      (2,083,174)
                                     ----------   ------------   ------------   ------------    ------------    ------------
Balance, September 30, 2006          61,664,260   $    870,242   $ 16,240,564   $ (1,580,248)   $   (155,746)   $(17,207,894)
                                     ==========   ============   ============   ============    ============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

                                  SECURAC CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                         (Expressed in Canadian Dollars)

                                                            For the Nine Months Ended
                                                                  September 30,
                                                            --------------------------
                                                               2006           2005
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $(2,083,174)   $(7,119,398)
Adjustments to reconcile net loss to net cash
 (used in) operating activities:

     Depreciation and amortization                               82,230          9,939

     Beneficial conversion interest                              80,829             --

     Common stock issued for services rendered                   97,299      1,707,493

     Common stock issued for interest                           132,431             --
     Change in fair value of derivative warrant liability      (308,705)
     Fair value of options and warrants                         417,640      2,772,913
Changes in operating assets and liabilities:

     Accounts receivable                                         85,838       (119,978)

     Advances and other receivables                                  --         42,702

     Prepaid expenses, deposits and other assets                 43,671        (36,311)
     Deferred revenue                                          (113,162)       140,794
     Accounts payable and accrued liabilities                   395,159        536,685
                                                            -----------    -----------

        Net Cash (Used in) Operating Activities              (1,169,944)    (2,065,161)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds (to) from related party receivables               298,557       (163,193)

     Proceeds on notes receivable                                16,904             --

     Purchases of property and equipment                         (1,483)        (4,544)
                                                            -----------    -----------
        Net Cash Used in Investing Activities                   313,978       (167,737)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds on notes payable                                  664,086      1,189,808
     Payments on capital leases and notes payable              (303,106)      (129,488)

     Bank overdraft                                              25,971             --
     Proceeds from issuance of common stock                     199,908        978,557

     Contributed capital by shareholder                          10,669             --
     Cash received on subscriptions receivable                  272,085         81,797
                                                            -----------    -----------

        Net Cash Provided by Financing Activities               869,613      2,120,674
                                                            -----------    -----------

EFFECT OF CURRENCY EXCHANGE RATE CHANGES

  ON CASH AND CASH EQUIVALENTS                                  (72,380)         9,728
                                                            -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (58,733)      (102,496)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 58,733        254,860
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $        --    $   152,364
                                                            ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
        Interest                                            $    73,323    $    35,189


        Income taxes                                        $        --    $        --

NON-CASH FINANCING ACTIVITIES
        Common stock issued for services rendered           $    97,299    $ 1,707,493
        Common stock issued for retirement of payables      $    58,104    $   145,879

        Common stock issued for prepaid interest            $   207,183    $        --

   The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2006 and 2005:

                                                      For the
                                                 Three Months Ended
                                                    September 30,
                                     ------------------------------------------
                                            2006                    2005
                                     -------------------    -------------------
      Net (loss) available to
       common shareholders           $          (904,887)   $        (1,525,071)
                                     ===================    ===================

      Weighted average shares                 59,126,290             51,458,802
                                     ===================    ===================

      Basic loss per share (based
       on weighted average shares)   $             (0.02)   $             (0.03)
                                     ===================    ===================

                                                      For the
                                                 Nine Months Ended
                                                    September 30,
                                     ------------------------------------------
                                            2006                    2005
                                     -------------------    -------------------
      Net (loss) available to
       common shareholders           $        (2,083,174)   $        (7,119,398)
                                     ===================    ===================

      Weighted average shares                 54,404,627             48,894,237
                                     ===================    ===================

      Basic loss per share (based
       on weighted average shares)   $             (0.04)   $             (0.15)
                                     ===================    ===================

Weighted average shares issuable upon the exercise of stock options and warrants were not included in the foregoing calculations because they are antidilutive.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $17,207,894 at September 30, 2006, a working capital deficit of approximately $2,902,000, and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to raise additional equity capital and increase revenues and reduce costs to sustain operations.

As a result, management has determined that the Company is dependent upon receipt of proceeds from additional equity and/or debt financings to continue its plan of operations. As such, on October 5, 2006, management raised an aggregate of $2,600,000 in gross proceeds from the issuance of convertible notes and warrants to a limited number of accredited investors. The Company entered into a series of definitive agreements as of that date with the investors, and the terms of the transaction is summarized on Report on 8-K filed on October 5, 2006, which is publicly available through the SEC's website located at http://www.sec.gov. Since the Company continues to incur losses, management has determined that if it is unable to secure additional funding as and when needed, management may be forced to scale back the level and scope of its planned operations.

NOTE 4 - MATERIAL EVENTS

During the three months and nine months ended September 30, 2006, the Company granted options and warrants to various employees and non-employees for services rendered. Pursuant to these option and warrant grants, the Company recorded additional expense totaling $151,387 and $417,640, for the three months and nine months ended September 30, 2006 respectively.

During the year ended December 31, 2005, the Company entered into an Asset Purchase Agreement with Advanced Safety Management, Ltd., a private Alberta corporation ("ASM"), whereby the Company was to acquire the assets of ASM in exchange for 305,337 shares of the Company's common stock. On April 30, 2006, the Company and ASM rescinded the agreement, retroactive to the acquisition date. Accordingly, no activity related to ASM is included in the accompanying financial statements for the nine months ended September 30, 2006. During April 2006, the Company received a total of $33,069 back from ASM in costs incurred by the Company related to structuring the original acquisition. This amount, therefore, has been included in other income (expense) for the nine months ended September 30, 2006.

An action was brought against the Company in April, 2006 in the Court of Queen's Bench, Judicial District of Edmonton, Alberta, for unpaid legal fees in the amount of $122,999 (included under accounts payable at June 30, 2006) by Parlee McLaws, a law firm which provided legal services to the Company. Pursuant to a settlement agreement reached between the parties, the Company has agreed to pay a reduced amount of $108,000 over time that is secured with a consent judgment and recorded under the Company's liabilities as of September 30, 2006. On August 31, 2006, the Company requested Parlee McLaws if it could defer a payment due on September 1, 2006 under the settlement agreement in order to close on the October 5, 2006 financing and that the Company would accelerate payment of the remaining $88,000 owing at the time of the request. Consequently, Parlee McLaws claimed that the settlement agreement was breached and has filed the consent judgment, demanded repayment of the initial $122,999 claimed in full, plus a forbearance fee of $5,000. The Company is currently disputing their claim and has set aside the full amount claimed in escrow pending resolution of the matter.

An action was brought against the Company by Bryan Schultz, a former employee and vendor of Brycol Consulting Ltd. (a company acquired in March, 2004), on March 28, 2006 in the Court of Queen's Bench, Judicial District of Calgary, Alberta, for non-payment of employee related expenses and non-payment of a portion of the purchase price related to the acquisition and other related matters. The amount claimed under the action, totaling $54,056, is included under notes payable at September 30, 2006. Pursuant to a settlement agreement reached between the parties, the Company has agreed to provide alternative security on a bank loan currently secured by the vendors and to pay the amounts claimed over time.

On April 17, 2006, the Company received a notice of default from Dutchess Private Equities Fund, II, LP, under its debenture agreement. The notice asserted that the Company failed to make principal and interest payments on the debenture for March and April 2006. The holder of the notes elected to charge a penalty of an initial 10% of the face amount of the note for each payment missed, as well as 2.5% of the face amount as liquidated damages. The holder also declared the remaining principal balance, interest, and liquidated damages immediately due and payable. On August 18, 2006, the parties agreed to a settlement to reduce the penalties and liquidated damages and the debenture was paid off in full on October 6, 2006 for a total of $446,843. As such, this amount has been included in the Company's financial statements at September 30, 2006. In addition to repayment of the principal and interest, the Company authorized the release of 909,090 shares underlying the conversion of the debenture from escrow, and caused three shareholders to transfer an aggregate of 1,000,000 of their common shares, all of which occurred subsequent to this reporting period.

During May, 2006, the Company entered into a bridge loan agreement with a lender. Pursuant to the terms of the bridge loan agreement, the Lender provided funding to the Company in the principal amount of US$500,000. The loan bears interest at 10% per annum pursuant to a form of note granted in favour of the lender. Principal and interest are due and payable on November 11, 2006. In addition, the obligations of the Company under the loan agreement and note are secured by a general security interest in all of the Company's assets, as well as a pledge of an aggregate of 21,309,009 shares of its common stock, owned by certain of its trust stockholders, the beneficiaries of which include certain of the Company's directors and management. In connection with the loan agreement, the Company also issued to the lender 87,500 restricted shares of its common stock (valued at the market value on the date of issuance, or $0.12 per share) and caused an additional 87,500 shares to be transferred to the lender by existing stockholders. The additional 87,500 shares transferred to the lender by the stockholders has been recorded as contributed capital by the stockholders totaling $10,669, the value of the shares given up on the date of transfer, or $0.12 per share. The Company committed to provide the lender with additional issued shares in an amount equal to US$175,000 worth of common stock (half of which shall be restricted and half of which shall be salable under Rule 144) in the event that the note is not repaid early in its entirety on or before July 31, 2006. At the date of this filing, the Company is in negotiations with the lender regarding the additional US$175,000 in common shares owed, and management does not believe that the amount is owed. The outcome of this contingency is currently unknown as of the date of this filing.

In connection with the loan, the Company issued to the Lender a warrant to purchase 175,000 shares of its common stock at an exercise price of US$0.132 per share. The warrant contains a cashless exercise provision and is exercisable at any time until May 11, 2011. In addition, the warrants are required to be included in a resale registration statement, thus the value of the warrants granted, totaling $18,761 has been included as a derivative liability at September 30, 2006. The Company estimated the fair value of the 175,000 warrants at the grant date by using the Black-Scholes option pricing model with the following assumptions used: dividend yield of zero percent; expected volatility of 2.15%; risk free interest rate of 4.00%, and an expected life of five years. The warrants are also subject to adjustment arising out of stock splits, stock dividends, exchanges through an acquisition, distributions of assets or rights offerings, and issuances of common stock at a price below the exercise price of $0.132 per share.

NOTE 5 - STOCK OPTIONS

Periodically, the Company issues incentive stock options to employees and officers and non-qualified options to directors and outside consultants to promote the success of the Company and enhance its ability to attract and retain the services of qualified persons.

During the year ended December 31, 2005, the Company adopted Statement of Financial Accounting Standards No. (revised 2004), "Share-Based Payment," ("SFAS 123(R) ") which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options and stock purchases related to the Company's employee stock option and award plans based on estimated fair values. SFAS 123(R) superseded the Company's previous accounting under Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" ("APB25") for periods beginning in fiscal 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2005, the first day of the Company's fiscal year 2005. Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 and 2005 was $417,640 and $2,772,913, respectively, related to employee and non-employee stock options and warrants issued during the periods.

During the nine months ended September 30, 2006, the Company granted 9,172,500 stock options to various employees, officers, directors and nonemployees for services rendered. These options were issued with exercise prices ranging from US$0.08 - US$0.75 per share. 8,000,000 of these options were exercisable for a three month period. Pursuant to an agreement reached between a consultant and the Company related to the 8,000,000 options granted, upon exercise of more than 50% of the original 4,000,000 options, there is a reload option which shall cover a number of shares of stock equal to the number of shares of stock exercised, up to a maximum total number of 2,000,000 options at any given time. The reloaded options shall have an option price per share of stock equal to the fair market value of the stock on the day that the reload is granted, exercisable for a three month period. The original 4,000,000 options were granted during May 2006. 1,325,000 of these options were exercised during July 2006, and the remaining 2,675,000 were exercised during August 2006.

Accordingly, during July 2006, an additional 1,325,000 options were granted, exercisable at $0.13 per share, the market value of the Company's common stock on the date of the grant, and during August 2006, an additional 2,675,000 options were granted, exercisable at $0.15 per share, the market value of the Company's common stock on the date of this additional grant. Subsequent to this, a total of 3,090,100 of these additional options were exercised through September 30, 2006.

The remaining options are vested one year after the grant date for a period of five years. The Company applies SFAS No. 123(R) for options issued to employees and nonemployees, which requires the Company to estimate the fair value of each option issued at the grant date. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following assumptions used for grants during 2006: dividend yield of zero percent; expected volatility between 1.91% and 2.15%; risk free interest rate of 4.00%, and an expected life of five years.

NOTE 6 - STOCKHOLDERS EQUITY

During the nine months ended September 30, 2006, the following shares of common stock were issued:

      o 14,970 shares of common stock for services rendered on behalf of the Company at a price of $0.64 per share. The total dollar amount of the services received amounted to $9,596.

      o 78,282 shares of common stock in lieu of accounts payable at a price of $0.64 per share, or $50,124.

      o 45,455 shares of common stock for cash upon exercise of outstanding options, at a price of $0.63 per share. Total cash received was $28,608.

      o 200,000 shares of common stock for cash upon exercise of outstanding options at a price of $0.57 per share. Total cash received was $114,360.

      o 12,280 shares of common stock in lieu of accounts payable at a price of $0.65 per share, or $7,980.

      o 75,000 shares of common stock for services to be rendered (prepaid) on behalf of the Company at a price of $0.59 per share. The total dollar amount of the services to be received amounted to $44,064.

      o 100,000 shares of common stock to extend a note payable at a price of $0.29 per share, or $28,552. The amount has been recorded as additional interest expense for the period.

      o 500,000 shares of common stock for cash upon exercise of outstanding options at a price of $0.11 per share. Total cash received was $56,940.

      o 200,000 shares of common stock to extend a note payable at a price of $0.222 per share or $44,520. The amount is being recorded as additional interest expense for the period.

      o 87,500 shares of common stock in connection with a loan agreement (Note 4), at a price of $0.12 per share, valued at $10,669. The amount is being amortized, as additional interest expense, over the life of the extension of the note payable. Prepaid interest related to this transaction at June 30, 2006 totaled $7,765.

      o 718,750 shares of common stock for services rendered on behalf of the Company at a price of $0.09 per share. The total dollar amount of the services received amounted to $64,066.

      o 200,000 shares of common stock to extend a note payable at a price of $0.12 per share or $24,710. The amount has been recorded as additional interest expense for the period.

      o 100,000 shares of common stock for services rendered on behalf of the Company at a price of $0.17 per share. The total dollar amount of the services received amounted to $16,504.

      o 1,200,000 shares of common stock to extend the maturity date on a note payable at a price of $0.14 per share, or $172,707. The amount is being amortized, as additional interest expense, over the life of the extension of the note payable. Prepaid interest related to this transaction at June 30, 2006 totaled $155,354.

      o 100,000 shares of common stock to extend a note payable at a price of $0.14 per share, or $14,392. The amount has been recorded as additional interest expense for the period.

      o 1,325,000 shares of common stock in exercise of options at $0.09 per share, or $119,504.

      o 2,675,000 shares of common stock in exercise of options at $0.09 per share, or $241,264. $88,683 of this amount has been recorded as additional subscription receivable for the period.

      o 11,436 shares of common stock for services rendered on behalf of the Company at a price of $0.62 per share. The total dollar amount of the services received amounted to $7,130.

      o 87,500 shares of common stock in exercise of options at $0.13 per share, or $10,669. The amount has been recorded as additional subscription receivable for the period.

      o 62,500 shares of common stock in exercise of options at $0.13 per share, or $6,319. The amount has been recorded as additional subscription receivable for the period.

      o 2,000,100 shares of common stock in exercise of options at $0.15 per share, or $292,073. The amount has been recorded as additional subscription receivable for the period.

      o 790,000 shares of common stock in exercise of options at $0.14 per share, or $113,545. The amount has been recorded as additional subscription receivable for the period.

      o 150,000 shares of common stock in exercise of options at $0.14 per share, or $21,559. The amount has been recorded as additional subscription receivable for the period.

NOTE 7 - CORRECTION TO THE DECEMBER 31, 2005 BALANCE SHEET

Subsequent to the original issuance of the December 31, 2005 financial statements, management of the Company discovered an error regarding the initial recording of certain derivatives in connection with a convertible debt agreement. The value attributable to the beneficial conversion feature and the value of the warrants granted in the transaction were originally included in equity rather than as a liability. This resulted in the overstatement of stockholders' equity in the amount of $243,855 and the understatement of liabilities in the same amount.

The error also resulted in the overstatement of the net loss totaling $2,889 as a result of the revaluation of the derivative liability at year-end, offset by the additional interest expense incurred related to the additional original discount recorded on the convertible debentures.

The Company recorded a discount on certain convertible debentures totaling $323,317 (a portion of which was attributable to the value of the warrants granted totaling $58,000) pursuant to EITF Issue No. 98-5. The offsetting entry was originally recorded as additional paid-in capital for the year ended December 31, 2005. However, according to EITF Issue No. 00-19, a derivative liability associated with the discount and related value of the warrants granted should be recorded and adjusted to fair value (calculated using the Black Scholes model) at each balance sheet date. The corresponding fair value adjustment is included in the accompanying statement of operations. In connection with this adjustment as year-end, the Company recorded a loss of $28,049 on the valuation of the warrants granted and a gain of $34,085 on the valuation of the derivative liability, for a net gain of $6,036 for the year ended December 31, 2005. Additional interest expense of $15,209 was also recorded related to the accretion of the additional discount recorded, pursuant to the revaluation of the related discount on the convertible debt.

The effect to the financial statements is as follows:

Balance Sheet as of December 31, 2005

                                                     As
                                     As           Previously          Net
                                  Restated         Recorded          Change
                                ------------     ------------     ------------
Derivative liability            $    317,281     $         --     $    317,281
Convertible debentures               192,636          266,061          (73,425)
Additional paid-in capital        14,451,593       14,698,337         (246,744)
Accumulated deficit              (15,124,720)     (15,127,609)           2,889

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

Incentive Compensation

Annual incentive bonuses are a part of our company's compensation philosophy. These cash and stock option bonuses are generally tied to achieving certain firm-wide financial metrics and department level objectives. We generally accrue estimated annual cash bonus costs evenly over the fiscal year, with certain quarterly adjustments related to terminations and hiring and changes in expected financial or operational results. Incentive bonuses related to any fiscal year are generally paid on March 31 following the fiscal year end. During the year ended December 31, 2005, we adopted Statement of Financial Accounting Standards No. (revised 2004), "Share-Based Payment," ("SFAS 123(R) ") which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options and stock purchases related to our employee stock option and award plans based on estimated fair values. SFAS 123(R) superseded our previous accounting under Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" ("APB25") for periods beginning in fiscal 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2005, the first day of our fiscal year 2005. Stock-based compensation expense is recognized in our financial statements under SFAS 123(R) for the nine months ended September 30, 2006 and 2005, related to employee and non-employee stock options and warrants issued during the periods.

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

Results of Operations

The following table sets forth our statements of operations data for the periods indicated. Historical financials are stated in Canadian dollars, as unaudited:

                                                                (unaudited)                     (unaudited)
                                                         For the Three Months Ended      For the Nine Months Ended
                                                                September 30,                   September 30,
Statement of Operations Data:                               2006            2005            2006            2005
                                                        ------------    ------------    ------------    ------------
      Revenue .......................................   $    743,476    $    400,932    $  1,974,408    $    874,336
      Cost of sales .................................        659,017         190,178       1,304,487         544,673
                                                        ------------    ------------    ------------    ------------
      Gross profit ..................................         84,459         210,754         669,921         329,663
      Operating expenses

            General and administration ..............        345,434         462,161         705,494       1,151,042

            Sales, marketing and investor relations .        225,576         340,175         845,739         958,249

            Research and development ................        134,132         134,526         484,985         815,334

            Salary & other compensation .............        158,517         753,832         479,674       4,469,308

            Amortization and depreciation ...........         27,410           3,313          82,230           9,939
                                                        ------------    ------------    ------------    ------------
      Loss from operations ..........................       (806,610)     (1,483,253)     (1,928,201)     (7,074,209)

      Other income (expense) ........................        (98,277)        (41,818)       (154,973)        (45,189)
                                                        ------------    ------------    ------------    ------------
      Net loss ......................................       (904,887)     (1,525,071)     (2,083,174)     (7,119,398)
                                                        ============    ============    ============    ============
      Net loss per share:
            Total shares outstanding ................     59,126,290      51,458,802      54,404,627      48,894,237
            Net loss per share ......................   ($      0.02)   ($      0.03)   ($      0.04)   ($      0.15)

Comparison of Quarters ended September 30, 2006 and 2005

Revenue

Third quarter revenue of $743,476 increased by $342,544, or 85%, compared with $400,932 in the comparable period in 2005. For the nine months ended, revenue increased 126% to $1,974,408 compared to $874,336 for the comparable period of 2005. The increase is due primarily to growth in professional services to new and existing customers, and licensing revenue and maintenance fees from contracts booked in prior periods. Revenue from our business consists of annual subscription based License Fees to our risk management, governance and compliance software products. Our licensing revenue is augmented with related revenue in annual maintenance, installation, training and professional services.

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

For the third quarter of 2006, License Fee revenue was $21,843 compared to $61,979 in the comparable period in 2005, representing application service provider ("ASP") hosting fees pursuant to licensing agreements with our clients executed in prior periods and booked under deferred revenue. License revenue was higher in the prior period because of an upfront license fee that was recorded as earned revenue in the 2005 third quarter, however, for the nine months ended, License Fee revenue increased overall to $83,080 in 2006 compared to $76,679 in 2005.

Annual Maintenance - Our customers pay a separate Annual Maintenance Fee based on our cost to provide knowledge database updates, version point updates, enhancements, access to the user community and Tier 1-2 telephone support. We bill and collect these fees upon receipt of the order form and record the entire amount of the Annual Maintenance Fee in deferred revenue. As we deliver to the client our Annual Maintenance throughout the term of the subscription, we recognize the associated revenue on a straight-line basis. In the third quarter of 2006 we earned $9,987 in Annual Maintenance that had previously been included in deferred revenue consistent with the terms of the license agreements with our clients. For the nine months ended 2006, Annual Maintenance Fees were $39,028, compared to nil in the comparable period in 2005, as no Annual Maintenance Fees were recorded in revenue as they were not yet earned.

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

Professional Services - Professional Services revenue is derived from clients who require risk management assessments, compliance assessments, and assistance in integrating a risk management and governance framework into their organizations. These fees are recorded as earned, generally on a time and materials basis. The timing of the recording of installation fees is governed by the terms of the professional services contracts and other factors that can cause significant variations from year to year. Professional Services revenues increased 110% to $711,646 in the third quarter of 2006 through additional contracts with new clients and an extension of a contract with a major client compared to $338,953 in the same period ended in 2005. For the nine months ended 2006, Professional Services revenue increased to $1,852,300 compared to $797,657 in the comparable period in 2005.

Cost of Sales

Cost of sales increased from $190,178 in the third quarter of 2005 to $659,017 in 2006 representing the direct labour cost to our company in carrying out its professional services activities. The increase in our cost of sales over the comparable period is due to the increase of professional services billings, and the resulting decrease in our gross margin is reflective of the lower proportion of high margin license revenue in 2006 compared to the prior period. For the nine months ended 2006, our cost of sales increased to $1,304,487 compared to $544,673 in the prior period, still representing a 103% increase in gross margin when high-margin licensing revenue smoothed over nine months.

Expenses

General and Administrative- General and Administrative expenses ("G&A") consist of management and administrative salaries and benefits, insurance, software and data costs, computer leasing, rent, legal and related expenses required to support our R&D, sales, and marketing initiatives, and public company costs. G&A decreased from $462,161 in Q3 of 2005 to $345,434 in the third quarter of 2006 as we continued our plan set out in 2006 to reduce expenditures not associated with generating direct sales revenue. For the nine months ended 2006, G&A decreased to $705,494 compared to $1,151,042 in the prior period, as a result of cost reductions in quarter one through three of the fiscal year to date.

Sales, Marketing, and Investor Relations - These expenses decreased to $225,576 in the third quarter of 2006 from $340,175 in the same period in 2005 representing the completion of our marketing collateral in the previous fiscal year, and the reduction in the number of sales professionals employed by us as we shift our direct sales strategy to a line-of-business model, using billable subject matter experts as practice leaders to generate services engagements, and subsequent licensing opportunities through the demonstration of our software on these engagements. Furthermore, we are experiencing a reduction in lead times in the sales cycle as the market for our software and services continues to mature, and we are focusing our remaining sales professionals to supporting our channel partner strategy. Consequently for the nine months ended 2006, sales, marketing and investor relations expenses decreased to $845,739 compared to $958,249 in the same period in 2005.

Research and Development - Since March, 2004, substantially all of our R&D activities have been conducted through Securac Technologies Inc., a privately-owned company that is owned and controlled by Messrs. Terry Allen, Paul Hookham and Bryce Mitchell, and is considered a Canadian Controlled Private Corporation ("CCPC") for Canadian tax purposes. While we are committed to pay for certain of the R&D activities incurred by the CCPC, the costs are significantly less than if the R&D activities were incurred directly by us, due to the qualification of a CCPC for investment tax credits and research grants that would not otherwise be available to a U.S. publicly traded entity. All intellectual property developed by the CCPC is owned by the CCPC and licensed to us on an exclusive basis for commercialization in North America. The right to commercialize outside of North America is retained by the CCPC.

R&D expenses remained consistent in the third quarter of 2006 at $134,132 compared to $134,526 in the same period in 2005 as we had already begun to scale back our R&D initiatives in Q3 of 2005. For the nine months ended 2006, R&D decreased to $484,985 compared to $815,334 as a result of the completion of the integration of the Acertus(TM) Governance software arising from our acquisition in January, 2005 with our Acertus(TM) Risk Assessment software, which was a major initiative involving additional cost. In 2006, we continue to focus our research and development efforts on improving and enhancing its existing solution offerings as well as developing new solutions. The research and development organization's responsibilities include product management, product development, and software maintenance and solution release management.

Salary and Other Compensation - Our Salary and Other Compensation account consists of non-cash charges including employee incentives, bonuses, and salary paid out in common stock or options valued using the Black-Scholes option pricing model for a total of $158,517 in the third quarter of 2006 compared to $753,832 in the comparable period in 2005. The amount in the third quarter of 2006 consisted primarily of the value of the 8,000,000 options granted to a consultant in exchange for services. Salary and Other Compensation decreased significantly from the nine months ended 2005 of $4,469,308 to $479,674 in the comparable period of 2006, as management has taken the approach of granting employee options equal to fair market value at the time of the grant.

Amortization and Depreciation - This consists of the depreciation of computer equipment and capital assets, and intellectual property. In the third quarter of 2006 we recorded $27,410 compared to $3,313 in the same period last year. For the nine months ended 2006, we recorded $82,230 compared to $9,939 in the prior period, representing the increase in intellectual property on our balance sheet.

Interest Expense - At September 30, 2006, this account increased significantly to $143,959 from $41,818 in the prior comparable period, primarily as a result of issuing common stock to a lender to whom we were indebted for US$197,138, in partial consideration for extending the repayment terms of our outstanding Note Payable pursuant to a forbearance agreement. Since the term of repayment set out in the forbearance agreement is over six months, a portion of the value of the common stock issued is recorded as prepaid interest under our assets, subject to amortization into interest expense over time. For the nine months ended 2006, interest expense increased to $443,888 compared to $45,189 as per above.

Gain on Derivative Valuation - We recorded a gain on derivative valuation of $6,058 and $308,705 for the three months and nine months ended September 30, 2006, respectively, related to the valuation of warrants granted during 2005 and 2006, and the valuation of a derivative liability, pursuant to EITF Issue No. 00-19. According to EITF Issue No. 00-19, a derivative liability associated with the value of warrants granted and other derivative liabilities should be recorded and adjusted to fair value (calculated using the Black Scholes option pricing model) at each balance sheet date. We did not have any derivative liabilities during the same period for 2005.

Foreign Currency

We receive our revenue in the functional currency of the country that we do business in. We recognize and book the revenue in Canadian dollars. At present, there is no policy in place to manage foreign currency risk.

Liquidity and Capital Resources

The following table shows our summarized balance sheet data represented by items in our consolidated balance sheet as of September 30, 2006:

                                                                    As of
Balance Sheet Data:                                           September 30, 2006
                                                              ------------------

      Cash and cash equivalents ........................            $        --
      Accounts receivable ..............................                203,046
      Prepaids .........................................                204,687
      Property and equipment ...........................                 25,009
      Other assets .....................................              1,050,679
      Total assets .....................................              1,483,421
      Total liabilities ................................              3,316,503
      Total shareholders equity (deficiency) ...........             (1,833,082)

As of September 30, 2006, we had a working capital deficit of $2,902,391 and an accumulated deficit of $17,207,894, the latter being primarily attributable to the consolidation of Securac Inc. and Securac Corp.'s existing accumulated deficit pursuant to the reverse merger transaction in October of 2004. We have incurred operating losses since inception. Our activities have been funded principally through equity and debt financings.

On October 5, 2006, we entered into a series of definitive agreement with accredited investors for the issuance of convertible notes and warrants for gross proceeds of $2,600,000. The Company to used the net proceeds to repay principal and interest owing to Dutchess Private Equities Fund II, Camofi Master LDC, and Generation Capital Associates, in addition for general corporate purposes.

Our existing cash resources, together with anticipated funds from operations, are insufficient to fund our planned operations during the next 12 months. As a result, if we are unable to become profitable, we may be dependent upon receipt of proceeds from additional equity and/or debt financings to continue our plan of operations. We do not presently have commitments from funding sources and there can be no assurance that any financing will be available on terms satisfactory to us or at all. If we are unable to secure additional funding as and when needed, we may be forced to scale back the level and scope of our planned operations.

Principal Financial Commitments

As of September 30, 2006, our principal financial commitments consisted of trade payables, obligations under capital leases, contracts for office facilities, and notes payable to unrelated parties consisting of (a) $25,333 owing to the vendors of Brycol Consulting Ltd. that is non-interest bearing, unsecured and payable in equal monthly instalments commencing April 1, 2005; (b) $164,401 owing to Generation Capital Associates at a term interest rate of 18% payable on demand as of May 31, 2005, that is jointly and severally secured with personal guarantees of three directors that has been subsequently paid in full on October 5, 2006; (c) $30,000 owing to a former employee at an annual interest rate of 12% to be repaid with principal and interest on October 31, 2005 that has been subsequently deferred with the verbal consent of the holder until we receive sufficient financing to repay the principal and interest; (d) CDN$55,000 owing to an individual, that is due and payable on or before July 31, 2005 together with CDN$10,000 interest that has been subsequently deferred with the verbal consent of the holder until we receive sufficient financing to repay the principal and interest; and (e) on June 1, 2006, we assumed a loan agreement for and on behalf of Securac Technologies Inc., a privately-owned company that is owned and controlled by Messrs. Allen, Hookham and Mitchell, executive officers and directors of our company, in the amount of CDN$100,000 owing to an individual, that is due and payable on October 1, 2006 together with monthly interest payments of 10%, in exchange for reducing accrued amounts owing from Securac Inc. to Securac Technologies Inc. arising from ongoing R&D charges incurred but not paid.

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

In connection with the evaluation referred to above, we have identified no change in our internal control of financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      a) An action was brought against us in April, 2006 in the Court of Queen's Bench, Judicial District of Edmonton, Alberta, for unpaid legal fees in the amount of $122,999 (included under accounts payable at June 30, 2006) by Parlee McLaws, a law firm which provided legal services to us. Pursuant to a settlement agreement reached between the parties, we have agreed to pay a reduced amount of $108,000 over time that is secured with a consent judgment and included in our financials statements as of September 30, 2006. On August 31, 2006, we requested Parlee McLaws if it could defer a payment due on September 1, 2006 under the settlement agreement in order to close on the October 5, 2006 financing and that we would accelerate payment of the remaining $88,000 owing at the time of the request. Consequently, Parlee McLaws claimed that the settlement agreement was breached and has filed the consent judgment, demanded repayment of the initial $122,999 claimed in full, plus a forbearance fee of $5,000. We are currently disputing their claim and hav set aside the full amount claimed in escrow pending resolution of the matter.

      b) An action was brought against us by Bryan Schultz, a former employee and vendor of Brycol Consulting Ltd. (a company acquired in March, 2004), on March 28, 2006 in the Court of Queen's Bench, Judicial District of Calgary, Alberta, for non-payment of employee related expenses and non-payment of a portion of the purchase price related to the acquisition and other related matters. The amount claimed under the action, totaling $54,056, is included under notes payable at September 30, 2006. Pursuant to a settlement agreement reached between the parties, we have agreed to provide alternative security on a bank loan currently secured by the vendors and to pay the amounts claimed over time.

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

The holder of the notes elected to charge a penalty of an initial 10% of the face amount of the note for each payment missed, as well as 2.5% of the face amount as liquidated damages. The holder also declared all amounts outstanding of the note immediately due and payable. On August 18, 2006, the parties agreed to a settlement to reduce the penalties and liquidated damages and the debenture was paid off in full on October 6, 2006 for a total of $446,843. As such, this amount has been included in the Company's financial statements at September 30, 2006.

Item 5. Other Information

Effective December 5, 2006, Mr. Bryce Mitchell, our Vice President - Sales and a director, has resigned from those positions with our company.

Item 6. Exhibits

Exhibit No.    Description
----------     -----------------------------------------------------------------
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

Dated: November 20, 2006